Form 10KSB
period 1996-03-31
MICRO INTEGRATION CORP /DE/
filed 1996-07-01
CIK 920863

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ...............to.................

Commission file number 0000-23710

                             MICRO-INTEGRATION CORP.
                 (Name of small business issuer in its charter)

           DELAWARE                                   06-1204847
 (State or other jurisdiction of                  (I.R.S. Employer

  incorporation or organization)                  Identification No.)

           One Science Park

             Frostburg, MD                                            21532
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number: 301-689-0800

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing  requirements  for the past 90 days. Yes  .....X.....  No
 .......

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $7,784,016

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 1996 was approximately $5,088,833 (based on the price at which the stock was sold on that date).

The number of shares outstanding of the issuer's classes of common stock as of June 1, 1996: Common Stock, $.01 Par Value -- 2,394,745 shares

Number off shares outstanding of each of the issuer's classes of common equity, as of June 15, 1996 -- 2,394,745.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Definitive Proxy Statement for 1996 Annual Meeting of Stockholders -- Items 9, 10, 11, and 12.

     Transitional Small Business Disclosure Format (check one): Yes   No X

                               INDEX TO FORM 10-K

                             MICRO-INTEGRATION CORP.

                                     PART I

Item 1.       Description of Business........................................2

Item 2.       Description of Properties......................................9

Item 3.       Legal Proceedings..............................................9

Item 4.       Submission of Matters to a Vote of Security Holders............9



                                     PART II

Item 5.       Market for Common Equity and Related Shareholder Matters.......12

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................12

Item 7.       Financial Statements and Supplementary Data....................16

Item 8.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure.......................................16

                                    PART III

Item 9.       Directors, Executive Officers, and Key Personnel
              of the Registrant..............................................17

Item 10.      Executive Compensation.........................................17

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management.....................................................17

Item 12.      Certain Relationships and Related Transactions.................17

                                     PART IV

Item 13.      Exhibits and Reports on Form 8-K...............................18

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

Micro-Integration Corp. ("MI" or "the Company") designs, develops, markets, sells, and supports products and provides services used for distributed computing and the Internet. MI's services include a full range of Internet access, page hosting and consulting services, as well as systems integration and network design services. The Company's products provide communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.

The Company's mission is to provide high-quality products, tools, and services that help corporate customers take maximum advantage of distributed computing and the Internet.

The Company is transitioning itself from a PC-to-AS/400 communications product development company to a broad-based systems integrator and service provider. It is leveraging its customer base of more than 25,000 AS/400 customers and its expertise in communications to bring new products and services to the customer base. At the same time, it is leveraging its communications and networking expertise to enter into new markets, such as the Internet Service Provider ("ISP") market. The Company intends to concentrate on developing its services business into a major new source of revenue. The Company will also continue to develop new software and hardware products as market needs dictate. The Company intends to introduce new products and services in the future that will complement its Internet services.

John A. Parsons, the Company's current Chairman and CEO, founded the Company's predecessor, Micro-Integration Inc., in 1978. The Company was formed in 1986 to hold the stock of Micro-Integration Inc. and i.e. Systems, Inc. The two subsidiaries were merged into the Company in 1988. From 1978 until 1995, the Company and its predecessors designed, developed, marketed, and supported client-server and PC-to-IBM host communications and connectivity products. In late 1995, the Company began offering Internet access in Western Maryland and began offering other Internet services and systems integration and network design services.

The Company has a European subsidiary, Micro-Integration Corp. PLC ("MI UK"), headquartered in Birmingham, U.K., with a sales and service office near Brussels, Belgium.

SIGNIFICANT DEVELOPMENTS DURING FISCAL YEAR 1995-1996

In January 1995, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of common stock, subject to certain conditions and limitations. During fiscal year 1994-1995, the Company repurchased 70,000 shares at an average market price of $3.36. In March 1996, the Company's Board of Directors authorized the repurchase of up to 100,000 additional shares of common stock, subject to certain conditions and limitations. During fiscal year 1995-1996, the Company repurchased 50,000 shares at an average market price of $1.95.

In the quarter ended June 30, 1995, the Company completed a restructuring of its European operations and implemented cost-cutting measures in the United States. The costs associated with the restructuring resulted in a significant loss for the first quarter of fiscal year 1995-1996. Since that time the Company has operated at a near break-even level.

In December 1995, the Company began offering Internet access in Allegany and Garrett Counties, Maryland. In February, 1996, the Company began offering Internet access to customers in Washington County, Maryland. In January 1996, the Company began offering Internet consulting, systems integration, and network configuration services to this three-county area. As of the end of the 1995-1996 fiscal year, the Company had approximately 1,100 Internet subscribers. Internet services were contributing less than 2% of the Company's revenue at that time.

STRATEGY

The Company's strategy is to move toward being a provider of services and away from a dependence on product development. The Company has begun providing Internet services, consulting, systems integration, and network configuration services and intends to bring help- desk services on-line in the near future. It intends to grow these business areas into a significant source of revenue for the Company through an expansion of service offerings to the Company's current customer base, and the deployment of new services based on the Internet, acquired by planned acquisitions.

Management believes the Company's long-term success will depend on its ability to identify market segments and develop or acquire products or services that will allow the Company to gain and hold a significant market share in the segments identified.

SERVICES

The Company offers Internet access service to customers in Western Maryland. On March 31, 1996, it had more than 1,100 subscribers, with new subscribers being added at a rate of approximately two hundred per month. The Company has partnered with the school systems in Washington, Allegany, and Garrett Counties, Maryland, to bring free Internet access to all elementary, middle, and high schools. The Company is also working with the public libraries in these three counties to bring free Internet access to the public libraries. The Company has co- marketing arrangements with Allegany College and Frostburg State University for Internet access for students and expects these arrangements to increase its Internet subscriber base in the fall of 1996.

The Company offers systems integration, network design, help desk, and consulting services on a regional basis. As of March 31, 1996, these services had not contributed significantly to the Company's results of operations. In conjunction with plans to expand these services and their contribution to results, the Company has embarked on a mission to improve the skill set of its employees through training and certification. The Company itself has become certified as a Microsoft Solution Provider. The Company's goal is to have all U.S.-based service and product development personnel certified as Novell Certified Network Engineers (CNEs) or Microsoft Certified Systems Engineers (MCSEs) by December 31, 1996. The Company has also embarked on a plan to install a new client-server Help Desk/Service/Support/Sales integrated Enterprise Management System at its Frostburg headquarters. This system will provide management and support for help desk, maintenance, consulting, and support services for the Company and its customers. The Company does not expect the training, certification, or Enterprise Management System installation to have a significant negative impact on results of operations in the short term, but believes that these actions position the Company for a positive impact on results of operations in the future.

PRODUCTS

The Company's PC-to-IBM midrange (System/36, System/38, and AS/400) client-server communications products have been the Company's core business. They provide PC users with easy access to computer applications and data on IBM midrange computers. These products establish communications connections between a customer's PC or LAN and IBM midrange computers, using familiar, easy-to-use modems, networks, or twinax hardware and software. The products provide PC-to-IBM host and LAN-to-IBM host connections using a wide variety of network and communications system configurations, including several types of direct and modem connections, multiple LAN operating systems, communications hardware, and a range of communications servers and gateways.

The Company's core products, listed below, currently generate approximately 94% of revenue. Within each product category, the individual products may consist of software, hardware, or a combination of the two.

CLIENT-SERVER COMMUNICATIONS PRODUCTS

The Company currently offers the following client-server communications products, which are available from the Company or its resellers. The suggested U.S. retail prices range from $245 to $2,995. The client software portion of the LAN Communications Servers and IBM Host Gateways is licensed on a LAN basis; all other client and server software is licensed on a PC basis.

LAN COMMUNICATIONS SERVERS AND IBM HOST GATEWAYS

5250 LOCAL GATEWAY: a PC LAN gateway server for connecting PC LANs to an IBM midrange computer through a twinax connection.

5250 REMOTE GATEWAY: a PC LAN gateway server for connecting PC LANs to an IBM midrange computer through analog or digital data links.

3270 REMOTE GATEWAY: a PC LAN gateway server for connecting PC LANs to an IBM mainframe computer through analog or digital data links.

PC-TO-IBM MIDRANGE COMMUNICATIONS PRODUCTS

5250 SAA FOR WINDOWS: connects PCs running Windows to an IBM midrange computer, using IBM Advanced Program-to-Program Communications ("APPC") connections over a wide variety of connection topologies.

5250 LOCAL: connects PCs running DOS or Windows to an IBM midrange computer through a twinax connection.

5250 REMOTE: connects PCs to an IBM midrange computer through analog or digital data links.

5250 LOCAL NOTEBOOK: connects notebook and portable PCs running DOS or Windows to an IBM midrange computer through a twinax connection; comes with either a Personal Computer Memory Card Interface Adapter ("PCMCIA") credit-card-sized hardware adapter, or an external adapter that communicates with the PC through the PC's parallel printer port.

5250 REMOTE NOTEBOOK: connects PCs to an IBM midrange computer through a Hayes AutoSync protocol connection, using a standard serial COM port and Hayes AutoSync-capable modems.

IBM COMPATIBLE TWINAX CARD: a compatible replacement for the IBM twinax hardware adapter; runs all IBM emulation and PC Support software with no hardware changes or software bridges; compatible low-cost alternative to the IBM 5250 adapter.

PC-TO-IBM MAINFRAME COMMUNICATIONS PRODUCTS

In recent years, the Company has focused on the connection of PCs and LANs to IBM midrange computers. The Company's mainframe connectivity products are still being sold. These products perform many of the same functions as the Company's midrange products. The mainframe connectivity products include 3270 LOCAL, 3270 LOCAL DFT, 3270 REMOTE, 3270 LOCAL NOTEBOOK, 3270 REMOTE NOTEBOOK, 3780 REMOTE, and the 3270 CHAMELEON CARD.

CLIENT-SERVER FILE TRANSFER APPLICATIONS

The Company's client-server applications and development tools, running with the Company's (or other vendors') communications platforms and application programming interfaces, provide utilities for database access and data exchange and reformatting between PCs and IBM midrange computers. These products are available from the Company or its resellers at suggested U.S. retail prices ranging from $295 to $1,995. DECISIONLINK AND DECISIONLINK PRO are client-server file transfer and data formatting utilities for use with IBM midrange servers.

SALES AND MARKETING

The Company sells its products worldwide through a combination of direct sales and sales through resellers and distributors.

The Company's U.S. sales are primarily handled by experienced telesales representatives. These sales people handle typical reseller and end-user accounts. The Company employs two outside sales persons in the U.S., one for major accounts in the core product line and one for major accounts in the Internet and services area. The Company consults with and supports its resellers with experienced sales, marketing, systems engineering, and technical support staff.

In Europe, the Middle East, and Africa, approximately 60% of the Company's sales are made through distributors. Approximately 37% of the Company's revenue for the fiscal year ended March 31, 1996, was attributable to sales made outside the United States. MI UK contributed 28% of total revenue in the same period.

The Company no longer licenses its technology to OEMs, but most of the Company's OEM customers have long-term contracts. This OEM customer base generated approximately 6% of the Company's gross revenues in the fiscal year ended March 31, 1996.

RESEARCH AND DEVELOPMENT

The Company performs research, design, product development, and testing of software and the hardware necessary to support certain software. Historically, the Company has developed new products internally, although it has contracted out certain specific development projects. As of March 31, 1996, 10 employees were engaged in product development and testing. The Company spent approximately $559,000 and $1,021,000, respectively, during the years ended March 31, 1996 and 1995, on product development, enhancement, and maintenance. Of these amounts, $258,000 and $45,000, respectively, were capitalized in the years ending March 31, 1996 and 1995. These amounts related to software development and the licensing of software products and hardware designs for some of the Company's products.

MANUFACTURING

The Company sells two basic types of products: computer software and computer hardware. Each product may be either manufactured by the Company or purchased elsewhere for resale. The Company manufactures computer software kits and hardware boards in the U.S. and manufactures software kits in the United Kingdom. Other products are purchased from a variety of suppliers worldwide.

The Company  maintains an inventory of all these items,  which it believes to be
sufficient  to  meet  demand.   The  Company  purchases  and  maintains  certain
high-volume items in larger quantities.

Raw materials for software kits are obtained on an as-needed basis, with four to six weeks as the longest lead time from purchase order to receipt of most materials. All materials used in preparation of the software kits can be produced by a large number of vendors, helping to assure quick delivery and competitive pricing.

The Company currently contracts with two outside firms in the United States for the production of the Company's custom hardware boards. One of these firms purchases and stocks raw materials and both assemble finished boards on the Company's orders. The Company is currently producing 11 distinct hardware board designs.

COMPETITION

The Company competes in several segments of the computer market: the IBM mainframe client- server connectivity segment, which is of minor significance to the Company; the IBM AS/400 client-server connectivity and server segment, which is the Company's current major segment but is decreasing in significance; the Internet Service Provider segment, and the systems integration and network design segment.

All these market segments are extremely competitive. The Company expects competition to increase in all segments in the immediate future.

The Company currently has eight major competitors in the IBM midrange client-server connectivity and server segment: IBM, Novell, I.D.E. Associates, Inc., Andrew Corporation, Wall Data, Inc., Better Online Solutions, Inc., DCI,

Inc., and Eicon Technology Corp.

The principal competitive factors affecting the market for the Company's products and services include: product functionality, ease of use, quality, performance, and reliability; quality of customer service and support; product availability; vendor credibility; ability to keep pace with technological change; and price. All of the markets in which the Company competes are subject to rapidly changing technology and evolving standards incorporated into the Internet, PCs, networks, and IBM computers. All the markets for the Company's products and services are also characterized by significant price competition.

BACKLOG

The Company typically ships its products on the same day orders are received and, consequently, substantially all of the Company's total revenues in any quarter result from orders received in that quarter. Accordingly, the Company does not have any significant product backlog and believes that a product backlog at any given point in time is not a reliable indicator of future sales or earnings. The seasonal purchasing patterns of many of the Company's customers and the absence of significant backlog may contribute to variations in the Company's quarterly results of operations.

The Company has no services backlog because the service offerings were recently developed.

PATENTS, TRADEMARKS, AND COPYRIGHTS

The Company regards its software and hardware as proprietary and relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, and contractual provisions, including employee and third-party nondisclosure agreements, to protect its proprietary rights. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company requires its employees to enter into confidentiality agreements.

The Company owns several U.S. patents and U.S. and foreign trademarks, including the mark "Micro-Integration" in the United States. None of the patents or trademarks, other than the marks "Micro-Integration" and "MI," are significant to the Company's business.

While the Company's competitive position may be affected by its ability to protect its proprietary information, the Company believes that, because of the rapid pace of technological change in the industry, factors such as the technical expertise, knowledge and innovative skill of the Company's management and technical personnel, name recognition, timeliness and quality of support services provided by the Company, and ability to rapidly develop, produce, enhance, and market products and services may be more significant in maintaining the Company's competitive position.

No material claims have been made against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. As the number of products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will increasingly become subject to infringement claims. The cost of responding to any such assertion may be material, whether or not the assertion is valid.

SOFTWARE LICENSE AND WARRANTY TERMS

The Company's software products are licensed on a per-user, per-host, or per-LAN basis. For certain, major customers, the Company makes available enterprise-wide or site licenses. Under the terms of these licenses, the customer acquires a master copy of the software and documentation and the right to make and distribute multiple copies of these materials within the enterprise or site. In addition, certain Company products are priced in volume packs, where the customer pays a lower unit price for a pack that contains a large number of units of the product.

The Company provides a one-year limited warranty against defects in the Company's hardware and software products. For certain hardware products, the Company provides a limited lifetime warranty when the customer returns the registration card. It is the Company's experience that the cost of the extended warranty is immaterial, but there can be no assurance that this will continue to be the case.

MI's OEM customers generally have non-exclusive licenses to distribute and market certain products of the Company. The licenses are generally cancelable by the OEM on 90 days notice and by the Company for cause. The Company receives a license fee or royalty based on the number of copies of the Company's technology distributed by the OEM.

EMPLOYEES

MI currently employs approximately 63 people, of which approximately 49 are employed in the United States and 14 in the United Kingdom and Europe. Approximately 78% of all employees are employed in Frostburg, Maryland. Approximately one-third of the Company's employees work in customer sales and service; approximately 16% work in administration; and approximately 11% work in research and development. The remaining employees provide marketing or product management services.

ENVIRONMENTAL

The Company owns or leases several parcels of real estate on which its operations are located. Adjacent to the Company's headquarters building in Frostburg, Maryland, is a property which was formerly operated as a sanitary landfill. The Company leases this property from The Cumberland Allegany County Industrial Foundation ("CACIF"), with an option to purchase. The Company uses part of this property as a parking lot, the rest of the site being open space. Although the Company has not performed an environmental assessment on the property, neither CACIF nor the Company is aware of any environmental problems which would necessitate a cleanup. CACIF has contractually agreed to indemnify the Company should any environmental cleanup costs arise from the property's pre-existing condition (excluding consequential damages). In addition, should any pre-existing environmental condition interrupt or materially impair the Company's use of the property, then the Company has the right through at least the year 2023 to require CACIF or Allegany County, Maryland, to promptly alleviate the condition and compensate the Company for any lost use of the property (again, excluding consequential damages). If either or both fail to satisfy this requirement, then the Company has the right to obligate CACIF and Allegany County to repurchase the property and reimburse the Company for all improvements made by the Company. There can be no assurance that CACIF and Allegany County will fulfill their contractual obligations to the Company. Were environmental problems to arise with respect to the property, failure by either CACIF or Allegany County to fulfill its obligations, or the occurrence of consequential damages, could have a material adverse effect on the Company.

GOVERNMENTAL APPROVAL OF HARDWARE PRODUCTS

All computer hardware products must meet certain radiowave emissions standards prescribed by the Federal Communications Commission ("FCC") in the United States and EC Directives in the European Economic Community ("EEC"). The Company's current products meet the FCC standards and are certified to comply with Conformite Europeene ("CE") in the EEC. The Company does not expect to have problems meeting FCC or CE standards with its future products. Although the Company's products meet current FCC and CE radiowave emissions standards, such products sold internationally may not meet the standards of, and may not be approved by, the certification authorities of other countries. If any of the Company's products were found not to meet the standards of any country, the Company would be required to incur the expenses of bringing such products in conformance with those standards or to cease selling the product in that country.

ITEM 2.  DESCRIPTION OF PROPERTIES


As of March 31, 1996, the Company owned or leased the following facilities:

         Location                  Type of Facility           Condition        Approximate        Leased or Owned
                                                                               Square Feet

- - ---------------------------  ----------------------------- ---------------- ------------------ ---------------------
Frostburg, MD                Corporate Offices,               Excellent           20,000             Owned (1)
                             R & D, and

                             distribution

Friendsville, MD             Vacant                              Fair             3,752              Owned (2)
Leuven, Belguim              MI Europe sales                     Good             1,584               Leased
                             office

Birmingham, UK               MI UK offices                    Excellent           2,567             Leased (3)
Birmingham, UK               MI UK distribution                  Good              747              Leased (3)

(1) This property was financed with two separate notes. One is a 20-year, $215,000 note from Allegany County, Maryland, bearing interest at 7.5%, payable through August 2013. The other isa 20-year, $1,005,000 note from the State of Maryland, bearing interest at 5.93%, payable through September 2013. At March 31, 1996, these notes had balances of $205,000 and $960,000, respectively. Management believes the property is adequately covered by insurance.

(2) This property is currently vacant and is on the market for sale.

(3) On June 1, 1996, the UK offices and distribution center were combined in a new leased facility which contains 1,461 square feet and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

     The Company was not involved in any legal actions at March 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during fiscal year 1995-1996.

EXECUTIVE OFFICERS AND KEY PERSONNEL OF THE REGISTRANT

       (a)  Executive Officers

            ------------------

The following sets forth information concerning the individuals who are currently serving as executive officers of the Company:

     Name                         Age               Position

     ----                         ---               --------

John A. Parsons                    53     Chief Executive Officer and CEO

John R. McLellan                   38     Vice President, Product Marketing

Barry S. Wirtanen                  43     Vice President, Sales

Christopher J.                     48     Vice President, Finance and
Burgess                                   Administration and Chief

                                          Financial Officer

Douglas Ros                        44     Managing Director, MI Europe


                  JOHN A. PARSONS, CDP, the Company's founder, has been President, Chairman of the Board of Directors, and a director of the Company since it was founded in 1986. He held the same positions at MII, the Company's predecessor, from its founding in 1978. From 1975 to 1978, he was an independent consultant doing business as John A. Parsons and Associates, specializing in IBM mainframe communications systems. He was with Avon Products, Inc. as project and group leader, software and communications systems from 1972 to 1975 and a data processing supervisor for AT&T from 1964 to 1972. He was awarded the ICCP (Institute for the Certification of Computer Professionals) CDP (Certificate in Data Processing) in 1977.

                  JOHN R. MCLELLAN joined the Company in 1995. Prior to joining MI, Mr. McLellan served as director of western area sales for Andrew Corporation, a competitor of MI. There, he headed a group of sales managers and systems engineers charged with increasing sales of network products in the western U.S., Latin America, and Western Canada.

                  BARRY S. WIRTANEN joined the Company in 1995. Prior to joining MI, Mr. Wirtanen was vice president of sales and marketing at MRK Computer Systems, Inc., based in Cleveland, Ohio.

                  CHRISTOPHER J. BURGESS joined the Company in 1995. Mr. Burgess is a Chartered Accountant, the English equivalent of the Certified Public Accountant qualification in the U.S. Prior to joining MI, he held the position of controller with Mars Super Markets, Inc., a regional supermarket chain based in Baltimore, Maryland, from 1987 to 1995.

                  DOUGLAS ROS has been the Company's Managing Director for Europe since 1994. Prior to joining MI, Mr. Ros was operations manager and international sales manager for Europe with Thorn EMI, the European sales and marketing giant. There, he was responsible for building direct and distributor sales forces.

     (b) Key Personnel

     -----------------

                  WILLIAM L. SHOMO has been with the Company and its predecessor MII since 1978. He is currently Vice President, Product Research. Prior to assuming his current position in 1995, Mr. Shomo has held a variety of positions with the Company, including Vice President, Products, Vice President, Customer Support, and Vice President, Product Development.

                  MARK A. PROUDFOOT is currently the Company's Vice President, Marketing. Mr. Proudfoot joined the Company in 1981. Prior to becoming Vice President,
                  Marketing, Mr. Proudfoot served as Vice President, Product Development and Vice President, Customer Service.

                  P. EDWARD FISHER is currently the Company's Vice President, Product Development. Mr. Fisher joined the Company in 1978. Prior to becoming Vice President, Product Development in 1993, he was Vice President, Special Products during most of 1992, when he handled the quality training for all Company employees. From July 1991 to March 1992, he was OEM sales manager. Prior to that, he was product development manager.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since the Company's initial public offering in May 1994, the Common Stock has been traded in the NASDAQ National Market System under the symbol MINT.

Set forth below are the high and low closing sales price for the Common Stock as reported by NASDAQ for the periods indicated.


Fiscal Year Ended March 1996                   High                    Low
- - ----------------------------                   ----                    ---
First quarter  (June 30, 1995)                 $4                      $3-1/4

Second quarter  (September 30, 1995)           $3-1/4                  $2

Third quarter  (December 31, 1995)             $2-1/2                  $1-5/8

Fourth quarter  (March 31, 1996)               $2-5/8                  $1-3/4

The approximate number of record holders of the Common Stock as of March 31, 1996, was 203. The Company estimates that there is in excess of 400 beneficial holders of its Common Stock.

The Company has no present intention of paying dividends in the foreseeable future as it intends to retain any future earnings to fund operations and the continued development of its business. The declaration and payment of dividends and the amount paid, if any, is subject to the discretion of the Company's Board of Directors and will necessarily be dependent on the earnings, financial condition, and capital requirements of the Company and any other factors the Company's Board of Directors may consider relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words, "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly release the result of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is Management's discussion and analysis of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and related notes.

OVERVIEW

MI had a disappointing start to fiscal 1995-1996, with substantial improvement in results of operations in the final three quarters. Revenue for the year decreased 23%, or $2,339,000, from the prior year. The majority of this decrease, $2,048,000, was due to pricing pressure caused by increased competition in all of the Company's product lines and a decline in the sales of non- Windows-based DOS products. Unit sales for the period were essentially flat, while revenue for those units declined 19%. The Company attributes $291,000 of the decline to a decline in license revenue caused by the Company's previously announced strategy of de-emphasizing license revenue in favor of direct product sales. For the year, the Company lost $801,000 on sales of $7.8 million. The majority of this loss, $712,000, occurred during the Company's first quarter, ended June 30, 1995. The Company has taken action, discussed below, in an effort to return to profitability.

During 1995, management began a program to improve the Company's financial results. The first step was to change the manner in which it conducts business in Europe. On March 31, 1995, the Company closed its subsidiary in Belgium ("MI Europe"). Around the same time, MI UK opened a branch office in Belgium for sales and service to areas previously covered by MI Europe.

During the  1995-1996 fiscal year,
management continued this program by changing the cost structure of the Company in the United States. In June 1995, the Company reduced its U.S. workforce by approximately 30% and announced plans to close its Tustin, California office. In August 1995, the Company closed the Tustin office and moved the responsibilities of this office to Frostburg, MD. The Company also further reduced its workforce in Europe during the 1995- 1996 fiscal year.

In January 1995, the Company's Board of Directors authorized the repurchase of up to 100,000 shares of common stock, subject to certain conditions and limitations. During fiscal year 1994-1995, the Company repurchased 70,000 share at an average market price of $3.36. In March 1996, the Company's Board of Directors authorized the repurchase of up to 100,000 additional shares of Common Stock, subject to certain conditions and limitations. During fiscal year 1995-1996 the Company repurchased 50,000 shares at an average market price of $1.95.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR 1995-1996 TO FISCAL YEAR 1994-1995

The Company's total revenue decreased $2,339,000, or 23%, from $10.1 million in fiscal year 1994-1995 to $7.8 million in fiscal year 1995-1996. Product revenue decreased $2,048,000 million, or 22%. There was a $291,000 (39%) decline in OEM license revenue.

Product revenue decreased due to strong pricing pressure across all of the Company's product lines accompanied by a sharp decline in sales of non-Windows-based DOS products. Revenue from sales of Windows-based products was essentially unchanged from the prior year, even though unit sales were up 20%. Non-Windows product sales were down $2,023,000 (34%), while non-Windows unit sales declined 23%. This decline in sales of DOS-based products accounts for substantially all the revenue decline for the period, and pricing pressures prevented the increase in unit sales of Windows products from compensating. The Company introduced several new Windows-based products during the year and continues to develop and introduce such new products.

Sales of DOS-based products declined due to the market shifting to Windows-based products. The Company expects this trend to continue. The strategy to meet this shift in demand is, among other things, to continue to introduce new Windows-based products, expand sales channels in order to increase market share of existing products, develop or acquire new products with which the Company can attain a significant position in a market segment, and shift the Company's revenue base away from product sales and toward revenue for services.

License revenue is expected to continue to decline over time because, generally, the Company no longer enters into new license agreements with OEM customers. The Company does not expect the further decline in license revenue to have a significant impact on results of operations in the near term.

Revenue related to sales of the Company's products (including license revenue) outside of the United States represented $2.9 million (37% of total revenue) in fiscal year 1995-1996, compared to $4.1 million (41% of total revenue) in fiscal year 1994-1995. Sales of DOS-based products declined for the same reasons as discussed above.

International product sales which are generated from MI's U.S. operations ("MI USA"), are billed in U.S. dollars. International license revenue customers, on the other hand, typically pay royalties as a percentage of their product sales price, which is usually in a foreign currency. The Company is partially protected against negative currency fluctuations by having minimum per- unit royalties stated in U.S. dollars. In the United Kingdom, sales are made in Pounds Sterling. On the European continent, sales are generally billed in Belgian Francs, except in France where they are billed in French francs. The Company recognized no significant gains or losses on foreign currency exchange during fiscal year 1995-1996. Future fluctuations could have a significant adverse or beneficial effect on future revenue and earnings.

Gross margin declined to 68.2% in fiscal year 1995-1996 from 71.9% in fiscal year 1994-1995. The Company's gross margin varies with the mix between license revenue and product revenue and with the mix of its product sales. The entire decline in gross margin is attributed to the first quarter write-off of Terminal Access Server (TAS) inventory and specialized software, an expense of $249,000. Excluding this one-time charge, the gross margin for the year would have been essentially unchanged at 71.4%, compared to 71.9% in fiscal year 1994-1995. Management expects that the gross margin percentage on the current product line will decline as competitive price pressures are encountered and as the license revenue percentage of total revenue declines.

Selling, general, and administrative expenses (SG&A) were reduced from $8.0 million in fiscal year 1994-1995 to $5.6 million in fiscal year 1995-1996, a reduction of $2.4 million (30%). Within this category, the Company's marketing costs, were reduced by $910,000, salaries and benefits were reduced by $1,135,000, and general operating costs were reduced by $420,000. These reductions were partially offset by an increase in bad debt expense of $96,000, as a result of a $46,000 and $106,000 increase in the provision for bad and doubtful debts in the U.S. and U.K., respectively. The cost reductions were primarily a result of the actions taken at the end of the fiscal year 1994-1995 and the first quarter of fiscal year 1995-1996 in closing MI Europe and reducing personnel costs and other expenses worldwide. The Company continues to monitor costs closely and expects to be able to maintain costs at a similar level, as a percentage of revenues, in fiscal year 1996-1997.

Depreciation and amortization expenses decreased by $68,000 to $455,000 in fiscal year 1995- 1996, from $523,000 in fiscal year 1994-1995, including deferred compensation amortization of $113,000 and $126,000 in fiscal year 1995-1996 and fiscal year 1994-1995, respectively. Amortization of deferred compensation is the annual amortization of the value of stock options that were granted as inducement for certain key employees to join the Company. The $13,000 decrease in amortization of the value of stock options was caused by a cancellation, in the third quarter of fiscal year 1995-1996, of $41,000 in the amount of stock options to be amortized. These stock options had previously been granted to two employees who left the Company in that quarter. The $99,000 balance of unamortized deferred compensation will be fully amortized during fiscal year 1996-1997. The remaining $55,000 decrease in depreciation and amortization is due to $22,000 of goodwill associated with contract rights becoming fully amortized in fiscal year 1994-1995, and a $33,000 reduction in depreciation in fiscal year 1995-1996 for property, plant, and equipment in the United Kingdom, compared to fiscal year 1994-1995. During the year, the remaining goodwill balance of $45,000 associated with a previous acquisition was fully amortized.

The Company's net other income/loss decreased from a net other income of $132,000 in fiscal year 1994-1995 to a net other loss of $43,000 in fiscal year 1995-1996. The drop in net other income/loss of $175,000 year-to-year is primarily due to an exchange rate transaction gain of $200,000 included in last year's figure, offset by a reduction in interest expense of $27,000 due to lower interest rates and debt redemption in fiscal year 1995-1996.

In fiscal 1995-1996, the Company recorded a $34,000 income tax benefit as a result of using the remainder of the operating loss carryback, available as a result of the operating losses incurred by MI USA and the MI USA write off of its $1,051,000 investment in MI Europe in fiscal 1994- 1995. At March 31, 1996, the Company has a net operating loss carryforward of approximately $70,000, and $500,000 available for offset against future U.S. and U.K. operating profits. The Company also has foreign tax credit carryforwards of $194,000.

COMPARISON OF FISCAL YEAR 1994-1995 TO FISCAL YEAR 1993-1994

The Company's total revenue increased $665,000 (7%) from $9.5 million in fiscal year 1993-1994 to $10.1 million in fiscal 1994-1995. Product revenue increased $830,000 (10%). This was partially offset by a $165,000 (18%) decline in OEM license revenue.

Revenue related to sales of the Company's products (including license revenue) outside of the United States represented $4.1 million (41% of total revenue) in fiscal year 1994-1995, compared to $3.9 million (42% of total revenue) in fiscal 1993-1994.

Gross margin declined to 71.9% in fiscal year 1994-1995 from 75.3% in fiscal year 1993-1994. The decline in gross margin was attributed to lower margins caused by price competition, particularly in Europe, a shift in product mix to lower margin products, and the continued decline in license revenue as a percentage of total revenue.

Selling, general, and administrative expenses (SG&A) increased to $8.0 million in fiscal year 1994-1995, from $5.8 million in fiscal year 1993-1994. The Company's increased marketing activities, sales force expansions, and increased expenses associated with the costs of being a public company caused increases in expenses of $2,219,000 in these three categories combined.

Depreciation and amortization expense increased to $523,000 in fiscal year 1994-1995, compared to $319,000 in fiscal year 1993-1994, including deferred compensation amortization of $126,000 and $53,000 in fiscal year 1994-1995 and fiscal year 1993-1994, respectively.

The Company's net other income improved to $132,000 in fiscal year 1994-1995, compared to a net other loss of $37,000 in fiscal year 1993-1994. The net increase in other income of $169,000 in fiscal year 1994-1995 was due primarily to exchange rate transaction gains of $200,000, which were due to the weakening of the dollar against foreign currencies.

In fiscal 1994-1995, the Company recorded a $511,000 income tax benefit as a result of the operating losses incurred by MI USA and the write-off of its $1,051,000 investment in MI Europe.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At March 31, 1996, the Company had $1.0 million of the initial public offering proceeds invested in held-to-maturity securities and an additional $461,000 held as cash.

In fiscal year 1995-1996, cash provided by operations exceeded cash used in operations by $517,000. Of the tax refunds, $772,000 were received during the year because of net operating loss carrybacks in the U.S. A further tax refund receivable of $93,000 was created as of March 31, 1996, using the remaining net operating loss carryback in the U.S.

The Company's working capital decreased during the 1995-1996 fiscal year to $3.3 million at March 31, 1996, from $4.5 million at March 31, 1995, as working capital was expended to fund cash needs and the income tax refunds mentioned above were received.

The Company has two working capital credit lines totaling $450,000, which are renewable annually. The largest line of credit is maintained with a U.S. bank. Borrowings under the U.S. line are limited to the lesser of $400,000, or 70%, of acceptable domestic accounts receivable. The line is secured by substantially all of the Company's assets. There were no amounts outstanding under these credit lines at March 31, 1996.

At March 31, 1995, the Company was in violation of a debt covenant associated with the MI's USA $400,000 credit line, of which no amounts were outstanding, and a separate note with a balance of $280,000. The lender involved issued a waiver as of March 31, 1995, for the violation and any default arising thereof. The next measurement date of the aforementioned debt convenant is June 30, 1996. As it is most likely that the Company will still be in violation of the debt covenant at that date, the Company has reclassified the entire outstanding balance on this note of $200,000 as a current liability on the consolidated balance sheet as of March 31, 1996, in accordance with FAS 78. Notwithstanding this debt reclassification, the Company has no reason to believe the lender will call this debt in the immediate future as a result of the debt covenant violation.

The Company expects that cash generated from future operations and the proceeds from the initial public offering will satisfy its operating cash needs for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 7 is set forth on pages F-1 through F-23.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND

FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, AND KEY PERSONNEL OF THE REGISTRANT

DIRECTORS

The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the "Commission") no later than July 3, 1996, and is hereby incorporated by reference herein.

EXECUTIVE OFFICERS AND KEY PERSONNEL

See Part I, EXECUTIVE OFFICERS AND KEY PERSONNEL OF THE REGISTRANT.

SECTION 16 REPORTS

The information required by this Item is presented under the caption "Other Matters -- Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1996, and is hereby incorporated by reference herein.

ITEM 10.  EXECUTIVE COMPENSATION

The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1996, and is hereby incorporated by reference herein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The information required by Item 11 is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1996, and is hereby incorporated by reference herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1996, and is hereby incorporated by reference herein.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     -------------

       The Exhibits listed below are filed or incorporated by reference herein.

                                  EXHIBIT INDEX

                                  -------------

  Exhibit

  Number                               Description of Document

  ------                               -----------------------

3(ii).1 Amended and Restated Bylaws of Micro-Integration Corp., filed as Exhibit 3(ii).1 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

4.1 Article IV of the Restated Certificate of Incorporation of Micro- Integration Corp., filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

4.2 Form of Common Stock Certificate, filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

4.3 Form of Underwriter's Warrant, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.1 Micro-Integration Corp. Employee Savings and Stock Ownership Plan, filed as Exhibit 10.1 to the Company's Registration Statement on
                         Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.2                     1994 Stock Plan of Micro-Integration Corp., filed as
                         Exhibit 10.2 to the Company's Registration Statement on Form SB-2, Registration No. 33-
                         72752, is hereby incorporated by reference.

10.3 Agreement between Micro-Integration Corp., Micro-Integration Europe n.v. and Gabor Weiner entered into September 28, 1990, filed as
                         Exhibit 10.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.4 Agreement between Micro-Integration Corp. and Gabor Weiner entered into on September 28, 1990, filed as

                         Exhibit 10.4 to the Company's Registration Statement on
                         Form  SB-2,   Registration  No.  33-72752,   is  hereby

                         incorporated by reference.

10.5 Amendment to Agreements between Micro-Integration Corp., Micro- Integration Europe n.v., and Gabor Weiner, entered into on March 21, 1994, filed as
                         Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.6 Contract of Sale made on August 23, 1995 between CCSAC Federal Credit Union and Micro-Integration Corp., filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Registration No. 33-
                         72752, is hereby incorporated by reference.

10.7 Agreement made as of May 20, 1993 between Micro-Integration Corp. and Lashley Construction, Inc., filed as Exhibit 10.7 to the Company's
                         Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.8 Contract of sale made on September 16, 1992 between Micro- Integration Corp., Cumberland Allegany County Industrial Foundation and the Board of County Commissioners of Allegany County, Maryland, filed as
                         Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.9 Promissory Note dated September 24, 1993 payable to Micro-Integration Corp. to the Board of Commissioners of Allegany County, Maryland or order, filed as Exhibit
                         10.9 to the Company's Registration Statement on Form SB -2, Registration No. 33-72752, is hereby incorporated by reference.

10.10 Promissory Note dated September 24, 1993 payable by Micro-Integration Corp. to the order of the Board of County Commissioners of Allegany County, Maryland, filed as Exhibit 10.10 to the Company's
                         Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.11 Revolving Note Agreement dated May 17, 1993 by and between Micro-Integration Corp. and The
                         First National Bank of Maryland, filed as
                         Exhibit 10.11 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.12 Business Promissory Note dated September 22, 1993 payable by Micro-Integration Corp. to the order of The First National Bank of Maryland, filed as
                         Exhibit 10.12 to the Company's Registration
                         Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.13 Agreement and Plan of Reorganization made in April 1986 by and among Micro-Integration Corp., Micro-Integration Inc., John A. Parsons, i.e. Systems, Inc. and the Stockholders named therein, filed as
                         Exhibit 10.14 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.14 Indemnification Agreements between Micro-Integration Corp. and its directors and officers, filed as Exhibit
                         10.14 to the Company's Form 10-KSB for the year ended March 31, 1996, is hereby incorporated by reference.

11.1                     Statement of computation of per share earnings.

21.1                     Subsidiaries of Micro-Integration Corp.

23.1                     Consent of Independent Accountants.

     (b) Reports on Form 8-K.

     ------------------------

                        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED JUNE 30, 1996                                                  REGISTRANT:

                             MICRO-INTEGRATION CORP.

                             By: /s/ John A. Parsons

                                                         -----------------------
                                                                 John A. Parsons

                        President, Chairman of the Board,

                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ John A. Parsons                                            June 30, 1996
- - ----------------------
        John A. Parsons
President, Chairman of the Board,
and Chief Executive Officer
(principal executive officer)

By: /s/ Christopher J. Burgess                                     June 30, 1996
- - -----------------------------
        Christopher J. Burgess
Vice President, Finance and Administration
and Chief Financial Officer
(principal financial and accounting officer)

By: /s/ Maxwell F. Eveleth, Jr.                                    June 30, 1996
- - -------------------------------
        Maxwell F. Eveleth, Jr.
Director

By: /s/ Wayne M. Lee                                               June 30, 1996
- - -------------------
       Wayne M. Lee
Director

By:  /s/ W. Braun Jones, Jr.                                       June 30, 1996
- - ----------------------------
         W. Braun Jones, Jr.
Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(I) AND (2), (C) AND (D)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED MARCH 31, 1996

                             MICRO-INTEGRATION CORP.

                                  FROSTBURG, MD

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED MARCH 31, 1996, 1995, AND 1994

Report of Independent Auditors...............................................F-2

Audited Consolidated Financial Statements:

    Consolidated Balance Sheets..............................................F-4

    Consolidated Statements of Operations....................................F-6

    Consolidated Statements of Shareholders' Equity..........................F-7

    Consolidated Statements of Cash Flows....................................F-8

Notes to Consolidated Financial Statements...................................F-9

Audited Financial Schedules:

    Consolidated Financial Statement Schedule:

    Schedule II -- Valuation and Qualifying Accounts........................F-23

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

GRAPHIC OMITTED

Ernst & Young logo
Ernst & Young
One North Charles

Baltimore, Maryland  21201
Phone: 410 939 7940

                         Report of Independent Auditors

Board of Directors
Micro-Integration Corp.

We have audited the accompanying ____ consolidated balance sheets of Micro-Integration Corp. as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 7. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro-Integration Corp. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                /s/ Ernst & Young

                                                        ------------------
                                  Ernst & Young

May 30, 1996

                       THIS PAGE INTENTIONALLY LEFT BLANK.


                    Micro-Integration Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                               March 31
                                                      1996                       1995

 ASSETS

CURRENT ASSETS

   Cash                                           $   460,874                  $  427,085
   Accounts receivable, trade                       1,300,838                   1,757,124
      Net of allowance for doubtful accounts --
       $145,616 and $34669

   Marketable securities

     Held-to-maturity                               1,000,000                   1,500,000
  Inventory                                           933,522                   1,057,497
  Tax refund receivable                               103,086                     772,014
  Prepaid expense                                     114,967                     229,663
  Deferred income taxes                                23,483                       8,603
                                                       ------                       -----
      Total Current Assets                          3,936,770                   5,751,986
                                                    ---------                   ---------
Property, Plant, and Equipment

  Land                                                  92,962                     92,962
  Buildings                                          1,455,518                  1,363,552
  Equipment                                          1,447,128                  1,284,288
  Automobiles                                          238,738                    262,315
  Property held for sale                                59,933                     61,185
                                                        ------                     ------
                                                     3,294,279                  3,064,302
  Less accumulated depreciation                      1,149,678                    906,019
                                                     ---------                    -------
                                                     2,144,601                  2,158,283

Cash Surrender Value of Life Insurance

 and Other Noncurrent Assets                           177,402                    175,426

Intangible Assets, Net of Amortization                 356,052                    299,597
                                                       -------                    -------
                                                  $  6,614,825                $ 8,385,292
                                                  ============                ===========


                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                                March 31
                                                     1996                       1995
                                                     ----                       ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt and

    capital lease obligations                     $ 299,067                 $430,318
  Accounts payable                                  202,049                  698,616
  Accrued expenses                                  198,044                  328,575
  Income tax payable                                  1,000                    9,908
                                                      -----                    -----
        Total Current Liabilities                   700,160                1,467,417
                                                    -------                ---------

Long-term debt, less current portion              1,133,008                1,174,843

Capital lease obligations,

 less current portion                                53,202                  117,261

Deferred income taxes                                42,985                    7,406

Commitments and Contingencies                           --                        --

Shareholders' Equity

  Common stock -- $.01 par value;  authorized 12,000,000 shares;  outstanding --
      2,385,925 shares in 1996; and

      2,400,573 shares in 1995                       25,155                   24,706
  Additional capital                              5,404,795                5,502,500
  Retained (deficit) earnings                      (113,162)                 688,087
  Foreign currency translation                     (176,376)               (103,428)
                                                   --------                --------
                                                  5,140,412                6,111,865
  Less deferred compensation                         99,048                  252,909
  Less treasury stock                               355,894                  240,591
                                                    -------                  -------
                                                   4,685,470               5,618,365
                                                   ---------               ---------
                                                  $ 6,614,825            $ 8,385,292
                                                  ===========            ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    Micro-Integration Corp. and Subsidiaries

                      Consolidated Statements of Operations

                                                              Year ended March 31
                                            1996                       1995                      1994
                                            ----                       ----                      ----

REVENUE

  License revenue                      $   463,476                 $  754,182            $     919,556
  Product revenue                        7,320,540                  9,368,616                8,538,490
                                         ---------                  ---------                ---------
      Total Revenue                      7,784,016                 10,122,798                9,458,046

  Cost of goods sold                     2,471,761                  2,847,393                2,335,659
      Gross Profit                       5,312,255                  7,275,405                7,122,387
                                         ---------                  ---------                ---------

 OPERATING EXPENSES
   Selling, general,

    and administrative                   5,649,981                  8,019,904                5,808,766
  Restructuring expense                          0                    462,579                        0
  Depreciation and amortization
   expense                                 454,955                    522,810                  318,517
                                           -------                    -------                  -------
                                         6,104,936                  9,005,293                6,127,283

      Operating (loss) income             (792,681)                (1,729,888)                 995,104

OTHER INCOME (EXPENSE)

  Interest expense                     $  (111,533)                  (138,346)                 (83,638)
  Other income                              68,796                    270,504                   46,848
                                            ------                    -------                   ------
                                           (42,737)                   132,158                  (36,790)
                                           -------                    -------                  -------
     (Loss) income before income taxes    (835,418)                (1,597,730)                 958,314

     Income tax (benefit) expense          (34,169)                  (510,944)                 395,547
                                           -------                   --------                  -------

              NET (LOSS) INCOME         $ (801,249)               $(1,086,786)              $  562,767
                                        ==========                ===========               ==========
 (Loss) earnings per Share              $    (0.33)               $     (0.46)              $     0.29
                                        ==========                ===========               ==========
Weighted average number of

 common shares outstanding               2,413,555                  2,352,030                1,934,453
                                         =========                  =========                =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    Micro-Integration Corp. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                                                                Equity
                                                                              adjustment

                             Common                                              from
                             stock                            Retained          foreign

                           $0.01 par        Additional        earnings          currency         Deferred      Treasury      Total
                             value           capital         (deficit)         translation     compensation      Stock      equity

                             -----           -------         ---------         -----------     ------------      -----      ------
Balance, March 31, 1993     $18,044        $1,505,826       $1,212,106          ($13,342)         ($432,161)      0      $2,290,473
Aggregate
 translation adjustment                                                           (8,077)                                   (8,077)
Issuance of common

 stock to ESOP                   96            65,902                                                                        65,998
Retirement of

 common stock                   (30)          (20,143)                                                                     (20,173)
Amortization of

 deferred compensation                                                                              52,812                   52,812
Net income for 1994                                           562,767                                                       562,767
                            ------------------------------------------------------------------------------------------------------
Balance, March 31, 1994       18,110        1,551,585       1,774,873             (21,419)        (379,349)       0       2,943,800
                            ------------------------------------------------------------------------------------------------------

Aggregate translation

 adjustment                                                                       (82,009)                                 (82,009)
Issuance of common stock,
    net of

    offering expenses          6,212        3,950,915                                                                     3,957,127
Stock options exercised          384                                                                                            384
Repurchase of common stock                                                                                  (240,591)     (240,591)
Amortization of deferred compensation                                                              126,440                  126,440
Net loss for 1995                                          (1,086,786)                                                  (1,086,786)
                            -------------------------------------------------------------------------------------------------------
Balance, March 31, 1995       24,706        5,502,500         688,087             (103,428)       (252,909) (240,591)     5,618,365
                            -------------------------------------------------------------------------------------------------------

Aggregate translation

 adjustment                                                                        (72,948)                                 (72,948)
Stock options exercised          449                                                                                            449
Stock options cancelled
    -unamortized

    deferred compensation                     (41,121)                                              41,121                        0
Deferred compensation cancelled               (56,584)                                                                      (56,584)
Amortization of
    deferred compensation                                                                          112,740                  112,740
Repurchase of common stock                                                                                  (115,303)      (115,303)
Net loss for 1996                                             (801,249)                                                    (801,249)
                            -------------------------------------------------------------------------------------------------------
Balance, March 31, 1996       $25,155       $5,404,795       ($113,162)         ($176,376)        ($99,048)($355,894)    $4,685,470
                            -------------------------------------------------------------------------------------------------------
                            -------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended March 31

                                                                                            1996           1995           1994
                                                                                    ------------    -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES

NET (LOSS) INCOME                                                                   $   (801,249)   $(1,086,786)   $   562,767
Adjustments to reconcile  net income to net cash provided by (used in) operating activities:

   Depreciation and amortization                                                         599,998        617,450        347,772
   (Gain) Loss on disposal of assets                                                      (2,069)        10,259        (36,255)
   Loss on sale of available-for
    -sale securities                                                                           0         47,263              0
   Deferred income taxes                                                                  20,699         54,600        (10,161)
Change in operating assets and liabilities:

    Accounts receivable                                                                  415,482          9,952       (441,804)
    Inventory                                                                            113,128        (11,044)      (474,980)
    Prepaid expense                                                                      111,719       (103,304)       (57,735)
    Income taxes receivable                                                              667,997       (705,231)             0
    Accounts payable                                                                    (481,747)        (6,824)       370,816
    Accrued expenses                                                                    (127,778)         9,095        258,835
    ESOP contribution payable                                                                  0              0        (66,000)
                                                                                               -              -        -------
    Income taxes payable                                                                   1,000       (130,762)       (56,489)

Net cash provided by
 (used in) operating

   activities                                                                            517,180     (1,295,332)       396,766

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property,

 plant and equipment                                                                    (310,852)      (425,103)    (1,477,354)
(Increase) Decrease in

  other noncurrent assets                                                               (304,209)       177,559       (431,567)
Purchase of held-
  to-maturity securities                                                             (12,000,000)    (2,511,202)             0
Purchase of available-
  for-sale securities                                                                          0     (2,500,000)             0
Increase in cash
 surrender value of

 life insurance                                                                           (1,976)        (9,956)       (16,521)
Proceeds from sale

 of fixed assets                                                                          14,224         25,858        226,200
Proceeds from sales of
 available-for-sale

 securities                                                                                    0      2,452,737              0
Proceeds from held
 -to-maturity securities                                                              12,500,000      1,011,202              0
                                                                                      ----------      ---------              -
Net cash (used in)

 investing activities                                                                   (102,813)    (1,778,905)    (1,699,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable

 and long-term debt                                                                            0        176,706      1,521,591
Repayments of notes payable
  long-term debt, and

  capital lease obligations                                                             (227,776)      (309,933)      (296,755)
Net (repayment) issuance

 of short-term debt                                                                            0        (37,981)      (106,672)
Issuance of common stock                                                                     449      3,957,127         65,998
Repurchase of common stock                                                              (115,303)      (240,591)       (20,173)
                                                                                        --------       --------        -------
Net cash (used in) provided

  by financing activities                                                               (342,630)     3,545,328      1,163,989

CURRENCY ADJUSTMENTS:
Effect of exchange rate

  changes on cash                                                                        (37,948)      (184,656)         5,952
                                                                                         -------       --------          -----
Increase (decrease)

 in cash                                                                                  33,789        286,435       (132,535)
Cash at beginning of year                                                                427,085        140,650        273,185
                                                                                         -------        -------        -------
Cash at end of year                                                                 $    460,874    $   427,085    $   140,650
                                                                                    ============    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The principal business activity of Micro-Integration Corp. and subsidiaries (the "Company") is the development, design, marketing, and support of leading-edge computer programs and hardware adapters that support enterprise computing. These products provide communications links, terminal emulation, application programming interfaces, and client-server applications and development tools for networking personal computers and IBM mainframe and midrange computers. Substantially all of the Company's accounts receivable are due from companies located throughout the United States and Europe. Credit is extended based on an evaluation of the customer's financial condition and, generally, collateral is not required.

Principles of Consolidation

The consolidated financial statements of Micro-Integration Corp. ("MI") and subsidiaries include the accounts of MI and its subsidiary Micro-Integration Corp. PLC ("MI UK"). The Company consolidates all subsidiaries in which it has a controlling interest (greater than 50% owned). All significant intercompany accounts have been eliminated.

Certain prior years' amounts in the consolidated financial statements have been reclassified to conform to the presentation used for 1996.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Accounts Receivable Trade

Accounts receivable trade is stated net of allowance for bad debts of $146,000 at March 31, 1996, and $34,700 at March 31, 1995.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortizedon a straight-line method over the shorter of the lease term or estimated useful life of the asset.

In 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this Statement did not have a material impact on the reported results of operations of the Company.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income Per Common Share

Net income per common share is based on the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options. Net income per share and weighted average common shares outstanding and common stock equivalents have been restated for the two-for-one split of the Company's common stock effective March 31, 1994. In addition, the financial statements have been restated to give effect to the conversion of the Class B common stock outstanding into common stock.

Intangible Assets

Goodwill is being amortized on a straight-line basis over its estimated useful life of ten years and organization costs over five years.

License fees are amounts paid for products designed externally and are amortized based on unit sales not to exceed a period of three years from the date of the product release or first sale.

The company capitalizes costs associated with new software development and enhancements in accordance with the guidelines of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software costs begins upon the establishment of technological feasibility and ceases when the software is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs require considerable judgment by management with respect to certain external factors, including but not limited to, changes in software and hardware technologies, anticipated future gross revenues, and estimated economic life. The Company capitalized $257,855, $45,000, and $199,000 for 1996, 1995, and 1994, respectively. Amortization of capitalized software development costs is provided on a product-by-product basis and is based on unit sales not to exceed a period of three years. The amortization charged to cost of sales was $191,194, $90,334, and $29,255 for 1996, 1995, and 1994 respectively.

Other intangible assets represent contract rights and customer lists and are amortized over their estimated useful life of five years (See Note 13 for details).

Revenue Recognition

Revenue is recognized from the sale of goods, including software products, upon delivery net of product returns and exchanges. Revenue is recognized from licensing arrangements upon the establishment of the licensing agreement and royalty arrangements upon delivery of products to third parties. The Company's revenue recognition policies conform to Statement of Position 91-1, "Software Revenue Recognition," promulgated by the American Institute of Certified Public Accountants. Warranty costs, which have been insignificant to date, are expensed as incurred.

Research and Development

Research and development costs approximating $326,791, $960,000, and $741,000 were charged to expense for 1996, 1995, and 1994, respectively.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Translation of Foreign Currency

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with generally accepted accounting principles. Assets and liabilities denominated in foreign currencies are translated to U.S. dollars at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at the average rates of exchange prevailing during the year. Translation adjustments resulting from this process are shown separately in shareholders' equity. Exchange adjustments resulting from foreign currency transactions are recognized in income.

Stock Options Granted to Employees

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." In October 1995, The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant.

 Statement No. 123, effective for 1997, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the footnotes to the financial statements. The Company intends to continue to account for stock-based compensation plans using the intrinsic value method and will supplementally disclose in its 1997 financial statements the required pro forma information as if the fair value method had been adopted.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, marketable equity securities, accounts payable, and accrued expenses approximate their fair values.

2.  INVENTORY

Inventory consisted of the following:


                                    March 31,

                                                      1996               1995
                                                      ----               ----
Raw material                                        $274,623           $356,705
Finished goods                                       658,899            700,792

                                                     -------            -------
                                                    $933,522         $1,057,497

                                                    ========         ==========

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

3. NOTES PAYABLE AND LONG-TERM DEBT

The Company has a $400,000 line of credit with a U.S. bank, secured by accounts receivable and inventory. Outstanding borrowings are payable on demand and bear interest at the bank's prime lending rate plus 3/4% (9 % at March 31, 1996). There were no outstanding amounts due on this line of credit as of March 31, 1996, or March 31, 1995, and the line has not been used to date.

The Company also has a $50,000 line of credit with a bank in the United Kingdom, secured by a guarantee from MI. Outstanding borrowings are payable on demand and bear interest at the bank's prime lending rate plus 2 1/2% (8.5% at March 31, 1996). This credit facility is not currently in use.

Long-term
debt consisted of the following:

                                                                                           March 31,
                                                                                     1996              1995
                                                                                     ----              ----
Note payable in monthly installments of $364
including principal and interest at 10.5% through
August 1998, secured by real property                                               $9,295           $12,505

Note payable, due in one installment in August 1995 and bearing interest at 8%, secured by all assets

transferred to the Company by HandsOn Software                                         -0-            10,000

Note payable in monthly installments of $455 including principal and interest at 11.85% through

May 1995, secured by an automobile                                                     -0-             1,436

Note payable in monthly installments of $1,765 including principal and interest at 7.5% through August 2013, secured by real property.

Interest-only payments paid through March 31, 1994                                 205,583           211,114

Note payable in quarterly installments of $22,132 including principal and interest at 5.95% commencing December 1994 through September 2013, secured by real property. Interest-only payments from date of

first proceeds payment through initial 15 months                                    959,965          990,428

Note payable in monthly installments of $6,667, principal only at 3/4% above prime through September

1998, secured by assets of the business                                             200,000           280,000
                                                                                    -------           -------
                                                                                 $1,374,843        $1,505,483

                                                                                 ==========        ==========

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

3.  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

The fair value of the Company's debt was determined using quoted market prices and is $1,335,977 at March 31, 1996.

Combined maturities for long-term debt by year and in the aggregate consisted of the following:


                                     March 31

1997                                 $121,835
1998                                  124,650
1999                                   85,043
2000                                   46,011
Thereafter                            997,304

                                      -------
                                   $1,374,843

                                   ==========

During the years ended March 31, 1996, 1995, and 1994, the Company paid interest related to these borrowings of $94,164, $107,000, and $56,000, respectively.

Among the provisions of the loan agreement with a U.S. bank related to a line of credit for working capital purposes and a separate note, certain financial covenants are imposed which require the Company to maintain minimum cash flows to debt service coverage. As a result of operating losses, the Company was in violation of the minimum cash flow to debt service coverage covenant at March 31, 1995. The minimum cash flow to debt service coverage covenant was waived by the bank subsequent to the balance sheet date as of March 31, 1995. The next measurement date of the minimum cash flow to debt service covenant is June 30 , 1996, being the end of the first quarter of the Company's fiscal year ending March 31, 1997.

As it is most likely that the Company will still be in violation of the debt convenant at June 30, 1996, the Company has reclassified the entire outstanding balance on the note of $200,000 as a current liability on the consolidated balance sheet as of March 31, 1996 in accordance with FAS 78.

4. SHAREHOLDERS' EQUITY

Common and preferred stock reported on the Company's balance sheet consisted of the following:


                                                     1996                                1995
                                                     ----                                ----
                         AUTHORIZED           ISSUED        OUTSTANDING          ISSUED           OUTSTANDING

                         ----------           ------        -----------          ------           -----------
Common stock             12,000,000         2,515,463        2,385,925          2,470,573          2,400,573
Preferred
stock                     4,000,000            --               --                 --                 --

All stock has a $0.01 par value. The dividend rights of preferred stock have not been established.

During 1994, the Company issued 9,770 shares of common stock at an appraised value of $6.75 per share to its Employee Stock Ownership Plan. The Company also repurchased and retired 2,986 shares of common stock from its Employee Stock Ownership Plan at an appraised value of $6.75 per share.

During 1995, the Company issued 621,227 shares of common stock in an initial public offering of stock. Key employees also exercised stock options for 38,292 shares of common stock. During the last quarter of fiscal year 1995, the Company repurchased 70,000 shares of common stock as follows: February 2, 1995, 25,000 shares at $4.00 per share; March 2, 1995,

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

25,000 shares at $3.00 per share; and March 14, 1995, 20,000 shares at $3.00 per share.

During 1996, key employees exercised stock options for 42,340 shares of common stock. In addition, during the last quarter of fiscal year 1996, the Company repurchased 50,000 shares of common stock as follows: November 27, 1995, 30,000 shares at $2.00 per share; March 15, 1996, 20,000 shares at $1.88 per share. Also during 1996, the Company repurchased and retired 9,538 shares of common stock from two former employees of the company.

5. LEASE COMMITMENTS

The Company leases office space for its Belgium branch office in Brussels. The lease is for three years and is renewable in November 1996 with two further options to renew at three year intervals. The terms of the lease relating to the amount of space occupied were renegotiated in February 1996, allowing the branch to occupy a much smaller area in return for a substantial rent reduction. Effective April 1, 1996, the annual lease expense is $20,000 for the office space compared with $76,000 for the year to March 31, 1996.

The Company also entered into a lease agreement for its subsidiary MI UK on January 4, 1994, for lease of office space. The lease is renewable every three years with an annual lease expense of $50,000, $55,000, and $64,000 for the first, second, and third years, respectively. MI UK also entered into a one-year lease in January 1995 for a shipping area. The annual expense associated with this lease is $14,000. Effective June 1, 1996, the Company moved to smaller premises incorporating both the office facility and the shipping area in the same building. As the landlord for both the old and new locations is the same, the company was able to terminate the old lease and enter into a new lease for a twelve month period as of June 1, 1996. The annual expense associated with the new building is $33,000.

The Company leases equipment and automobiles under the terms of the various capital lease and operating lease agreements, which all expire by the year 2004. During the years ending March 31, 1996, and 1995, the Company acquired $0 and $197,000 of assets under capital lease obligations, respectively.

Property, plant, and equipment include the following amount for capitalized leases at the dates indicated:


                                                         March 31,
                                                  1996               1995

                                                  ----               ----
Equipment                                       $290,662           $296,986
Automobiles                                      153,120            162,732

                                                 -------            -------
                                                 443,782            459,718
Less:  Accumulated

amortization                                    (286,410)          (212,601)
                                                --------           --------
                                               $ 157,372          $ 247,117
                                               =========          =========

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Future minimum payments for these leases, by year and in the aggregate, consisted of the following at the dates indicated:


                                                                 March 31

                                                      CAPITAL LEASES        OPERATING LEASES

                                                       --------------       ----------------
1997                                                   $       65,730           $     92,929
1998                                                           43,086                 48,472
1999                                                           13,610                 41,616
2000                                                               --                  6,448
2001                                                               --                  6,448
Thereafter                                                         --                 24,178
                                                            ---------                 ------
Total minimum lease payments                                  122,426               $220,091
                                                                                    ========
Less amounts representing                                      11,992
interest                                                       ------
Present value of future
minimum capital lease payment                                $110,434
                                                             ========

Rent expense related to the operating leases was $179,000, $225,000, and $108,000 for the years ended March 31, 1996, 1995, and 1994, respectively. Interest expense recognized and paid on the capital lease obligations was $15,000, $26,000, and $21,000 during the years ended March 31, 1996, 1995, and
1994, respectively.

6. INCOME TAXES

Income tax (benefit) expense for the years ended March 31, 1996, 1995, and 1994 consisted of the following:


                                     1996              1995             1994
                                     ----              ----             ----
Current:

   Federal                          $(78,858)       $(490,040)       $ 280,176
   State                                (821)         (72,000)          73,246
   Foreign                            24,811           57,600           86,515
                                      ------           ------           ------
                                     (54,868)        (504,440)         439,937
                                     =======         ========          =======
Deferred:

   Federal                             24,994          (8,047)         (36,344)
   State                               (4,295)          1,543           (8,046)
   Foreign                                --               --               --
                                       ------          ------         -------
                                       20,699          (6,504)        (44,390)
                                       ------          ------         -------
                                      $(34,169)     $(510,944)        $395,547
                                      ========      =========         ========

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

6.  INCOME TAXES (CONTINUED)

Under the liability method, the deferred tax liability or asset is determined based on the difference between the financial statements and tax basis of assets and liabilities (i.e., temporary differences) and is measured at the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is determined by the change in the liability or asset for deferred taxes.

                                                                    Years Ended
                                                                     March 31,
                                                     1996               1995                1994
                                                     ----               ----                ----
Depreciation expense                               $(1,631)           $(3,892)            $(6,937)
Deferred compensation expense                       20,309             45,155             (27,424)
Research and development
 expense                                            48,840             (2,456)                 --
Net operating loss
 carryforward                                     (162,035)                 --                 --
Research and development
 credit                                            (37,476)                 --                 --
Foreign tax credit                                (131,412)                 --            (62,440)
Other                                              (24,189)               1,565           (10,029)
Change in valuation allowance                       239,321              84,536                --
                                                -----------            --------          --------
                                                $    20,699            $ (6,504)         $(44,390)
                                                ===========            ========          ========

Total deferred tax assets and deferred tax liabilities as of March 31, 1996, and March 31, 1995, and the sources of the differences between financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                          March 31
                                                   1996            1995
                                                   ----            ----

Current deferred taxes

  Deferred compensation                          (10,010)     10,299
  Other                                           33,493       9,304
                                                  ------       -----
  Net current deferred tax asset (liability)      23,483      19,603
  Valuation allowance for deferred tax assets          0     (11,000)

                                                       -     -------
  Net current deferred tax asset after            23,483       8,603
                                                  ------       -----
valuation allowance

Non-current deferred taxes

  Foreign tax carryforward                       193,857     131,417
  Net operating loss carryforward                162,035        --
  Research and development credit                 37,476        --
carryforward

  Research and development expense              (105,582)    (56,742)

  Tax over book depreciation                      (6,914)     (8,545)
                                                  ------      ------
  Net non-current deferred tax asset             280,872      66,130
  Valuation allowance for deferred tax asset    (323,857)    (73,536)

                                                --------     -------
  Net non-current deferred tax (liability)

after valuation allowance                        (42,985)     (7,406)
  Net deferred tax asset (liability)            $(19,502)     $1,197
                                                ========      ======

At March 31, 1996, the Company had foreign tax credit carryforwards of approximately $194,000 which expire in the years 1997 to 2001.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

6.  INCOME TAXES (CONTINUED)

During the years ended March 31, 1996, 1995, and 1994, the Company paid income taxes of $819, $4,100, and $329,000, respectively.

Federal income taxes have not been provided on unremitted earnings of the Company's foreign subsidiaries totaling $0 and $146,000 at March 31, 1996 and 1995 respectively. The Company's intention is to reinvest its earnings permanently or to repatriate such earnings only when it is tax-efficient to do so.

The reasons for the difference between total tax expense and tax computed by applying the U.S. Federal income tax rates to earnings before income taxes for the years ended March 31 were as follows:

                                                 1996           1995          1994
                                                 ----           ----          ----
U.S. Federal statutory rate                        (34.0)%        (34.0)%         34.0%
State income tax (net of
Federal income tax benefit)                         (1.1)%         (3.2)%          4.4%
Non-deductible expenses                               8.4%          1.9 %          2.3%
Non-taxable income                                   (5.6%)        (2.3)%            --
Foreign Taxes withheld                                8.0%           --              --
Higher effective tax rate on earnings
    of foreign subsidiaries                             --          1.4 %          0.8%
Utilization of R & D tax                                --         (2.3)%         (0.2)%
   credit
Different tax rate on
carryback of net operating

loss-Federal                                           1.5%           --            --

Change in valuation                                    12.9%          5.3 %            --
allowance
Other                                               (1.1)%          1.3 %            --
                                                   (11.0)%        (31.9)%         41.3%

At March 31, 1996, the Company had a net operating loss carryover of approximately $70,000 and $500,000 available for offset against future U.S. and UK operating profits, respectively. The U.S. net operating loss carryover will expire in the year 2011, and the UK net operating loss can be carried forward indefinitely.

7.  EMPLOYEE BENEFIT PLANS

In 1988, the Company initiated an Employee Stock Ownership Plan (ESOP), which covers all eligible employees. Contributions are made at the Company's discretion. They are approved by the Board of Directors subsequent to year-end after consideration of the profits of the Company and other factors. The Company made no contributions in the years ended March 31, 1996, 1995, and 1994, respectively.

In conjunction with the Employee Stock Ownership Plan, the Company also has an Employee Savings 401(k) Plan, which covers all eligible employees. Under this plan, employees may contribute up to 10% of their compensation, subject to the rules of Section 401(k) of the Internal Revenue Code, to their accounts. The Company, at its discretion, contributes up to 50% of the employee's contribution. The Company contribution was $0, $51,000 (50%), and $47,000 (50%) in the years ended March 31, 1996, 1995, and 1994, respectively.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

8. STOCK OPTIONS AND WARRANTS

Executives and other key employees of the Company (the "Original Option Holders") have been granted restricted stock options to purchase common stock under agreements adopted in fiscal 1991 and 1993. Options for 87,760 and 36,120 shares were granted in fiscal 1991 and 1993, respectively. Under the original agreement by which these options were granted, the options were exercisable ten years from the date of grant, provided certain vesting conditions were met. The difference between the option price and the market value of the common stock at the date of grant was recognized as an increase to paid in capital and deferred compensation. Deferred compensation was amortized into expense over ten years. At March 31, 1996, options to purchase 35,260 shares were outstanding under these grants.

Upon completion of the Company's initial public offering, by agreement between the Original Option Holders and the Company, the vesting period for these options changed such that one-twelfth of the options vest per quarter over a three-year period beginning May 23, 1994. The Company is amortizing the remaining deferred compensation expense over this revised period.

The Company adopted the Micro-Integration 1994 Stock Plan (the "Stock Plan") in April 1994. Under the Stock Plan, options to purchase 3,000 shares were granted to each of the three non-employee members of the Board of Directors during the fiscal year ended March 31, 1995. The options are exercisable at $7.00 per share. One-fourth of the options will vest per year over a four-year period beginning September 14, 1994. Options for a further 1,000 shares were granted to each of the three non-employee members of the Board of Directors during the fiscal year ended March 31, 1996. The options are exercisable at $3.25 per share. One fourth of the options will vest per year over a four year period beginning August 15, 1995.

Options for 25,764 shares were granted upon completion of the initial public offering to certain key employees. The options are exercisable at $7.50 per share. The options will vest on a daily basis over a three-year period beginning May 23, 1994. No part of these options becomes exercisable during the first 12 months after the grant date. During 1995, options for one-third of these shares expired with the resignation of an employee.

Options for an additional 45,000, 18,000, and 8,000 shares were granted under the Stock Plan to certain key employees on April 1, 1995, April 26, 1995, and November 1, 1995 respectively. These options are exercisable at $3.75, $4.00, and $2.375 per share, respectively. All of the options vest on a daily basis over a two-year period beginning with the date of the grant, with the exception of the options granted to one employee for 13,000 shares, which vest over a three-year period. No part of these options becomes exercisable during the first 12 months after the grant date. Of the above options granted on April 1, and April 26, 1995, options for 16,588 and 9,000 shares have expired with the resignation of two employees on August 1, 1995 and April 3, 1996 respectively.

On April 28, 1995, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering 150,000 shares of common stock for issuance under the Stock Plan.

The Company issued warrants to the underwriters of the initial public offering to purchase 38,822 shares of the Company's common stock. These shares constitute 5% of the total shares sold in the offering. The warrants represent the right to purchase the Company's common stock for $9.00 per share. The warrants are exercisable for a period of three and one-half years beginning one year after the offering date.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

9. PUBLIC STOCK OFFERING

On May 23, 1994, the Company completed a public offering of 621,227 shares of newly issued common stock for proceeds of approximately $3.9 million, net of expenses. The Company will use a majority of the proceeds for general corporate purposes. The Company may use a lesser portion of the net proceeds for capital expenditures and to fund the acquisition of businesses, products, or technologies. The Company invested the net proceeds in short-term investment grade securities and in shares of investment companies that invest primarily in such securities.

10. MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in investment income. There were no trading securities at March 31, 1996, and March 31, 1995.

Held-to-maturity securities include obligations of state municipalities and are stated at cost of $1,000,000 and $1,500,000, at March 31, 1996 and March 31, 1995, respectively, with fair market value of $1,000,000 and $1,500,000, at March 31, 1996 and March 31, 1995, respectively. These securities matured in April 1996 and April 1995, respectively.

Available-for-sale   securities  including  government  bonds  with  a  cost  of
$2,500,000 were sold in the quarter ended December 31, 1994, for $2,452,737, resulting in a loss of $47,263.

11. RESTRUCTURING EXPENSE

During the quarter ended December 31, 1994, the Board of Directors approved a restructuring plan which entailed closing the Company's Belgium subsidiary MI Europe. Management decided to restructure its European operations to eliminate duplication of functions between MI Europe and MI UK and move administrative functions from Belgium to the United Kingdom, where costs are lower. This action resulted in the recognition of a restructuring charge of $463,000, consisting primarily of employee separation expenses. On March 31, 1995, the Company closed MI Europe. MI UK purchased the assets and non-affiliated liabilities of MI Europe and opened a branch office in Belgium, which is responsible for sales and service to areas previously covered by MI Europe. As a result of this closing, MI USA wrote-off $1,051,000 of intercompany receivables and investments in MI
Europe: MI Europe wrote-off $1,237,000 in intercompany payables. The net consolidated effect of these write-offs was to record a $186,000 foreign currency exchange gain and to generate an MI USA tax benefit of $392,000 in the fiscal year ended March 31, 1995.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

12.  FOREIGN OPERATIONS

The company operates in the United States, in Europe through its wholly-owned subsidiary in the United Kingdom, and in Brussels, Belgium through its sales branch. Sales, operating (loss), profit, and identifiable assets by geographic area are presented below.

                                                                        Year Ended March 31
                                                            1996               1995                1994
                                                            ----               ----                ----
NET SALES AND OTHER INCOME
  UNITED STATES

     Unaffiliated customers                               $  5,629,238    $ 7,105,170      $  6,577,217
     Interarea transfers                                       243,364        696,318           543,526
                                                             5,872,602      7,801,488         7,120,743
  EUROPE

     Unaffiliated customers                                  2,154,778      3,017,628         2,880,829
     Eliminations-- transfers                                  243,364       (696,318)          543,526
                                                               -------       --------           -------
                                                             7,784,016     10,122,798         9,458,046
Operating (loss) profit

     United States                                            (326,896)      (474,892)          855,427
     Europe                                                   (465,785)    (1,254,996)          139,677
                                                              --------     ----------           -------
                                                            $(792,681)    $(1,729,888)           $955,104
                                                            =========     ===========            ========

Identifiable Assets

    United States                                          $ 5,458,587     $6,773,282         $ 4,605,334
    Europe                                                   1,156,238      1,612,010           1,191,572
                                                             ---------      ---------           ---------
                                                           $ 6,614,825     $8,385,292         $ 5,796,906
                                                           ===========     ==========         ===========

The Company does not currently have domestic sales nor sales to an individual customer in excess of 10% of its consolidated revenues. Intersegment sales are accounted for at cost. Operating profit is total revenue less cost of goods sold, operating expenses (including depreciation and amortization), excluding interest and corporate expenses. Identifiable assets by geographic location include assets directly identified with those operations.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

13.  INTANGIBLE ASSETS


                                                          Year ended March 31
                                                 1996             1995              1994
                                                 ----             ----              ----
GROSS:

Organization costs                             $  37,605     $    37,605       $    37,605
Goodwill                                           495,947           495,947           495,947
Capitalized software and
    design costs                                   594,803           336,948           291,738
Licensed products                                   81,354            35,000            35,000
Deferred financing costs                           232,421           232,421           232,421
Other                                           $   27,809      $     27,809      $     27,809
                                                ----------      ------------      ------------
                                                $1,469,939        $1,165,730        $1,120,520
                                                ==========        ==========        ==========

                                                           Year ended March 31
                                                 1996             1995             1994
                                                 ----             ----             ----
NET:

Organizaiton costs                               $  --              $ --              $  1,800
Goodwill                                            26,596            75,254           123,996
Capitalized software and
    design costs                                   291,004           221,113           258,463
Licensed products                                   38,452             3,230            16,668
Deferred financing costs                               --                --            232,421
Other                                                  --                --             20,085
                                                                                        ------
                                                  $356,052          $299,597          $653,433
                                                  ========          ========          ========

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

14.  QUARTERLY DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended March 31, 1996 and 1995.


                                                                   Quarter ended

                                                 JUNE 30        Sept. 30       Dec. 31       Mar. 31
                                                 -------        --------       -------       -------
                                                        (thousands except per-share data)

FISCAL YEAR ENDED

MARCH 31, 1996:

Net sales                                          $   2,207      $   1,972      $  1,762       $  1,843
Cost of sales                                            876            537           442            617
Net (loss) income                                      (712)          (111)            15              7
Net (loss) income per share                        $ ($0.30)      $ ($0.04)        $ 0.01      $    0.00
                                                   --------       --------         ------      ---------


FISCAL YEAR ENDED

MARCH 31, 1995:

Net sales                                          $   2,906     $  2,284       $  2,363        $  2,570
Cost of sales                                            755           580           608            904
Net income (loss)                                        133          (591)         (412)          (217)
Net income (loss) per share                       $     0.06     $   (0.26)     $  (0.18)      $  (0.08)
                                                  ----------     ---------      --------       --------

                Schedule II -- Valuation and Qualifying Accounts
                    Micro-Integration Corp. and Subsidiaries


                                 Beginning         Charged to Costs     Charged to Other                      Ending

Classification                    Balance             and Expenses          Accounts           Deductions     Balance

Year Ended March 31, 1996:
Deducted from asset

  accounts:
   Allowance for doubtful

     accounts                          $34,669         $152,339                                 $ 41,392     $ 145,616
                                       -------         --------                                 --------     ---------
      Total                            $34,669         $152,339         $      0                $ 41,392     $ 145,616
                                       =======         ========         ========                ========     =========
Year Ended March 31, 1995:
Deducted from asset

  accounts:
  Allowance for doubtful

   A45 accounts                        $33,230         $ 56,385                                 $ 54,946     $  34,669
    --                                 -------         --------                                 --------     ---------
      Total                            $33,230         $ 56,385       $      0                  $ 54,946     $  34,669
                                       =======         ========       ========                  ========     =========

 Year Ended March 31, 1994:
Deducted from asset

 accounts:
  Allowance for doubtful

   accounts                            $20,041       $ 64,730                                   $ 51,541    $   33,230
                                       -------       --------                                   --------    ----------
      Total                            $20,041       $ 64,730       $        0                  $ 51,541    $   33,230
                                       =======       ========       ==========                  ========    ==========

(1) Uncollectible accounts written-off, net of recoveries.

                                  EXHIBIT INDEX

  Exhibit         Description of Document                             Page
  NUMBER                                                             NUMBER
  ------                                                             ------
3(ii).1 Amended and Restated Bylaws of Micro-Integration Corp., filed as Exhibit
     3(ii).1 to the Company's Registration Statement on Form SB-2,  Registration

     No. 33-72752, is hereby incorporated by reference.

4.1 Article IV of the Restated Certificate of Incorporation of Micro-Integration Corp., filed as Exhibit 4.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

4.2 Form of Common Stock Certificate, filed as Exhibit 4.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No.

     33-72752, is hereby incorporated by reference.

4.3 Form of Underwriter's Warrant, filed as Exhibit 4.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No.

     33-72752, is hereby incorporated by reference.

10.1 Micro-Integration Corp. Employee Savings and Stock Ownership Plan, filed as
     Exhibit 10.1 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.2 1994 Stock Plan of Micro-Integration Corp., filed as Exhibit 10.2 to the Company's Registration Statement on Form SB-2, Registration No. 33- 72752,

     is hereby incorporated by reference.

10.3 Agreement between Micro-Integration Corp., Micro-Integration Europe n.v. and Gabor Weiner entered into September 28, 1990, filed as Exhibit 10.3 to the Company's Registration Statement on Form SB-2, Registration No.

     33-72752, is hereby incorporated by reference.

10.4 Agreement between Micro-Integration Corp. and Gabor Weiner entered into on September 28, 1990, filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.5 Amendment to Agreements between Micro-Integration Corp., Micro- Integration Europe n.v., and Gabor Weiner, entered into on March 21, 1994, filed as
     Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.6 Contract of Sale made on August 23, 1995 between CCSAC Federal Credit Union and Micro-Integration Corp., filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Registration No. 33- 72752, is hereby incorporated by reference.

10.7 Agreement made as of May 20, 1993 between Micro-Integration Corp. and Lashley Construction, Inc., filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.8 Contract of sale made on September 16, 1992 between Micro- Integration Corp., Cumberland Allegany County Industrial Foundation and the Board of County Commissioners of Allegany County, Maryland, filed as Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No.

     33-72752, is hereby incorporated by reference.

10.9 Promissory Note dated September 24, 1993 payable to Micro- Integration Corp. to the Board of Commissioners of Allegany County, Maryland or order, filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.10Promissory  Note dated  September  24, 1993  payable by Micro-  Integration
     Corp. to the order of the Board of County Commissioners of Allegany County, Maryland, filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.11Revolving  Note  Agreement  dated  May  17,  1993  by  and  between  Micro-
     Integration Corp. and The First National Bank of Maryland, filed as Exhibit
     10.11 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.12Business   Promissory   Note   dated   September   22,   1993   payable  by
     Micro-Integration Corp. to the order of The First National Bank of Maryland, filed as Exhibit 10.12 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.13Agreement and Plan of Reorganization made in April 1986 by and among Micro-Integration Corp., Micro-Integration Inc., John A. Parsons, i.e. Systems, Inc. and the Stockholders named therein, filed as Exhibit 10.14 to the Company's Registration Statement on Form SB-2, Registration No.

     33-72752, is hereby incorporated by reference.

10.14Indemnification   Agreements  between   Micro-Integration   Corp.  and  its
     directors and officers, filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended March 31, 1996, is hereby incorporated by reference.

11.1 Statement of computation of per share earnings.

21.1 Subsidiaries of Micro-Integration Corp.

23.1 Consent of Independent Accountants.


          EXHIBIT 11.1 U STATEMENT OF COMPUTATION OF PER SHARE EARNINGS
                          (000'S EXCEPT PER-SHARE DATA)

                                                             Year ended March 31,
                                            1996                       1995                      1994
                                            ----                       ----                      ----

Primary

Average shares outstanding                 2,414                      2,352                     1,811
Net effect of dilutive stock options
  based on the treasury stock method

  using average market price                   0                          0                        124
                                               -                          -                        ---
Total                                      2,414                      2,352                      1,935
                                           =====                      =====                      =====
Net (loss) income                       $   (801)                    (1,087)                  $    563
                                        ========                     ======                   ========
Per share amount                        $  (0.33)                  $  (0.46)                  $   0.29
                                        ========                   ========                   ========

Note: Fully diluted earnings per share equals primary earnings per share.

EXHIBIT 21.1 -- SUBSIDIARIES OF MICRO-INTEGRATION CORP.

          Name                                  Jurisdiction

          ----                                  ------------
Micro-Integration Corp. PLC                  United Kingdom

                 EXHIBIT 23.1 - CONSENT OF INDependent Auditors

We consent to the incorporation by references in the registration statement (form s-8, no. 33-91724) Pertaining to the micro-integration corp. Stock option plan of our report dated may 30, 1996, with respect to the consolidated financial statements and schedules of micro-integration corp. Included in the annual report (form 10-ksb) for the year ended march 31, 1996.

form 10-ksb) for the year ended march 31, 1996.

                                                           /s/ ERNST & YOUNG LLP

                                                           ---------------------
                                                               ERNST & YOUNG LLP

Baltimore, Maryland
June 27, 1996