Form 10QSB
period 1996-06-30
MICRO INTEGRATION CORP /DE/
filed 1996-08-14
CIK 920863

                                 LAW OFFICES OF
                         PILLSBURY MADISON & SUTRO LLP
                                   SUITE 1200
                           1050 CONNECTICUT AVE, N.W.
                           WASHINGTON D.C. 20036-5303
                            TELEPHONE (202) 887-0300
                            FACSIMILE (202) 296-7605

LOS ANGELES
NEW YORK
SACRAMENTO
SAN FRANCISCO
WASHINGTON D.C.
TOKYO
MENLO PARK
ORANGE COUNTY
SAN DIEGO
SAN JOSE
HONG KONG

WRITER'S OFFICE AND
DIRECT DIAL NUMBER
(202) 463-2334

                                            August 14, 1996

VIA EDGAR

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

        Re:    Form 10-QSB Filing for Micro-Integration Corp.


Dear Commissioners:

        On behalf of Micro-Integration Corp. (the "Company"), we hereby transmit for filing via EDGAR, a complete copy, with exhibits, of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996. Three copies of the Form 10- QSB are being delivered concurrently to the NASDAQ National Market.

                                            Very truly yours,


                                            /s/HOLLY E. BLEWER
                                               Holly E. Blewer
ENCS.
cc:     The Nasdaq National Market w/encs. (3 encs.)

        Mr. Christopher J. Burgess
        Mr. Keith J. Mendelson

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from       to

    Commission file number 0-23710



                             MICRO-INTEGRATION CORP.
            (Exact name of small business issuer as specified in its
                                    charter)

        DELAWARE                                      06-1204847
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                Identification Number)



        One Science Park
        Frostburg, MD                                               21532
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: 301-689-0800

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1996: Common Stock, $.01 Par Value ---- 2,394,745 shares

Transitional Small Business Disclosure Format (check one):
Yes     No [X]

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES
                                   FORM 10-QSB
                                      INDEX



PART I FINANCIAL INFORMATION                                               PAGE
- ----------------------------                                               ----

Item 1.        Consolidated Balance Sheets                                    2
               Consolidated Statements of Income                              4
               Consolidated Statements of Cash Flows                          5
               Notes to Unaudited Condensed Consolidated
               Financial Statements                                           6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  7

PART II  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                   11

Part I  Financial Information
Item 1  Financial Statements


                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                            June 30                     March 31
                                              1996                        1996
                                              ----                        ----
                                          (unaudited)
        ASSETS

        Current Assets
          Cash and equivalents           $564,241                      $460,874
          Marketable securities
            Held-to-maturity               1,000,000                   1,000,000
          Accounts receivable trade, net   1,212,929                   1,300,838
          Inventory                         863,467                     933,522
          Tax refund receivable             107,052                     103,086
          Prepaid expense                    78,438                     114,967
          Deferred income taxes              23,483                      23,483

              Total Current Assets        3,849,610                   3,936,770

        Property, Plant and Equipment
          Land                               92,962                      92,962
          Buildings                       1,455,518                   1,455,518
          Equipment                       1,542,150                   1,447,128
          Automobiles                       209,202                     238,738
          Property held for sale             59,536                      59,933
                                          3,359,368                   3,294,279
          Less accumulated depreciation   1,223,300                   1,149,678
                                          2,136,068                   2,144,601

        Cash Surrender Value of Life Insurance
          and other noncurrent assets       182,950                      177,402

        Intangible Assets,
         Net of Amortization                360,380                      356,052

                                         $6,529,008                   $6,614,825


                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                      JUNE 30                     MARCH 31
                                                       1996                         1996
                                                       ----                         ----
                                                   (UNAUDITED)
        LIABILITIES AND SHAREHOLDERS' EQUITY

        Current Liabilities

          Current portion of long-term debt and        $273,101                   $299,067
            capital lease obligations
          Accounts payable                               177,614                   202,049
          Accrued expenses                               139,254                   198,044
          Income tax payable                               2,527                     1,000

               Total Current Liabilities                 592,496                   700,160

        Long-term debt, less current portion           1,122,116                 1,133,008

        Capital lease obligations,
         less current portion                             50,908                    53,202

        Deferred Income Taxes                             42,985                    42,985

        Commitments and Contingencies                      -                           -

        Shareholders' equity
          Common stock -- $.01 par value; authorized
             120,000,000 shares; outstanding -- 2,394,745
             shares at June 1996; and 2,385,925 shares at
             at March 1996                                 25,243                     25,155
          Additional capital                            5,404,795                  5,404,795
          Retained deficit                                (69,737)                  (113,162)
          Foreign currency translation                   (209,615)                  (176,376)
                                                        5,150,686                  5,140,412
          Less deferred compensation                       74,289                     99,048
          Less treasury stock                             355,894                    355,894
                                                        4,720,503                  4,685,470

                                                       $6,529,008                 $6,614,825



        See notes to unaudited condensed consolidated financial statements.


                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                              Three months ended June 30
                                           1996                         1995
                                           ----                         ----
                                        (unaudited)
REVENUE
  Product revenue                        $1,511,670                  $2,058,836
  License revenue                           60,343                      148,651
      Total Revenue                       1,572,013                   2,207,487

  Cost of goods sold                        431,801                     876,017
      Gross Profit                        1,140,212                   1,331,470

Operating Expenses
  Selling, general and
   administrative                           970,759                   1,881,124
  Depreciation and
   amortization expense                     103,537                     121,057
                                          1,074,296                   2,002,181

      Operating Income (Loss)                65,916                    (670,711)

Other Income (Expense)
  Interest expense                          (26,380)                    (30,389)
  Other income                               15,022                      22,989
                                            (11,358)                     (7,400)
     Income (Loss) before income taxes       54,558                     (678,111)

     Income tax expense                      11,133                      33,608

        Net Income (Loss)                   $43,425                   $(711,719)

Earnings (Loss) per Share                     $0.02                      $(0.30)

Weighted Average Number of
 Common Shares Outstanding                2,392,419                   2,407,880

 See notes to unaudited condensed consolidated financial statements.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 NINE MONTHS ENDED JUNE 30

                                             1996                         1995
                                             ----                         ----
                                                        (UNAUDITED)
        CASH FLOWS FROM OPERATING ACTIVITIES

        Net Income (loss)                   $      43,425       $      (711,719)
        Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:

           Depreciation and amortization          185,561               288,286
           (Gain) Loss on disposal of assets            0                     0
           Deferred income taxes                                              0
           Change in operating assets and liabilities:

            Accounts receivable              92,703                     162,710
            Inventory                        72,510                      36,226
            Tax refund receivable            (3,821)                    190,591
            Prepaid expense                  36,464                      72,822
            Accounts payable                (25,665)                     (5,855)
            Accrued expenses                (34,063)                   (127,974)
            Income taxes payable            (24,205)                     28,187
                                            -------                      ------
        Net cash provided by (used in
            operating activities            342,909                     (66,726)

        CASH FLOWS FROM INVESTING ACTIVITIES

         Acquisition of property,
           plant and equipment              (136,522)                  (128,177)
         Increase in other noncurrent
           assets and intangibles            (42,025)                   (24,649)
         Purchase of held-to-maturity
           securities                     (3,000,000)                (4,000,000)
         Proceeds from sale of
           held-to-maturity securities     3,000,000                  4,500,000
         Increase in cash surrender
           value of life insurance            (5,548)                         0
         Proceeds from sale
           of fixed assets                     2,540                          0
        Net cash (used in) provided
           by investing activities          (181,555)                   347,174
                                            --------                    -------

        CASH FLOWS FROM FINANCING ACTIVITIES:

         Increase in notes payable
           and long-term debt                      0                          0
         Repayments of notes payable,
           long-term debt, and
           capital lease obligations         (37,945)                   (57,121)
        Issuance of common stock                  88                          0
        Net cash (used in) financing
           activities                        (37,857)                   (57,121)
                                             -------                    -------

        CURRENCY ADJUSTMENTS:

        Effect of exchange rate changes
          on cash                            (20,130)                     9,769
        Increase in cash                     103,367                    233,096
        Cash at beginning of period          460,874                    427,085


        Cash at end of period               $564,241                   $660,181
                                            ========                   ========

        See notes to unaudited condensed consolidated financial statements.

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended June 30, 1996, and 1995, are not necessarily indicative of financial information for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1996.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2. Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in investment income. There were no trading securities at June 30, 1996.

Held-to-maturity securities include obligations of state municipalities and are stated at cost of $1,000,000. These securities mature in August 1996.

3. Inventory

Inventory consisted of the following:


                                                                 June 30       March 31
                                                                  1996           1996
                                                                  ----           ----

Raw material                                                    $231,683        $274,623

Finished goods                                                   631,784         658,899
                                                                 -------         -------
                                                                $863,467        $933,522
                                                                ========        ========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Part I   Financial Information

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended June 30, 1996 and 1995

RECENT EVENTS

In July, 1996 the Company announced it had signed a Letter of Intent to acquire the assets of Computer Site, Inc., an Ohio-based systems integrator. Terms were not announced. As of the date of this report, the Company was performing due diligence at Computer Site. The Company expects that even if this transaction closes during the current quarter it will not have a significant effect on results of operations until the quarter ending December 31, 1996.

RESULTS OF OPERATIONS

The Company's total revenue was $1.6 million for the quarter ended June 30, 1996, compared to $2.2 million during the quarter ended June 30, 1995, a decline of 27%. Product revenue declined $547,000, or 27%, and license revenue declined $88,000, or 59%, compared to the same period last year. There were unit and revenue declines in most of the Company's product classifications, but per unit prices remained nearly constant, ending a trend of lower unit prices that has been evident for some time. The decline in unit sales was steeper in Europe than in the United States, with European unit sales down 44% while U.S. unit sales declined 20%. The decline in license revenue is a result of the Company's
previously   announced   policy  of  phasing  out  licenses  for  the  Company's
technology. The Company believes the decline in unit sales is a result of a general slowdown in purchases of connectivity products in the IBM AS/400 marketplace, with personnel turnover in Europe adding to the decline there. The Company believes the general slowdown in connectivity purchases will continue.

Gross margins improved 20%, to 72.5% from the 60.3% recorded in the three-month period ended June 30, 1995. During the three-month period ended June 30, 1995 the Company wrote off capitalized TAS software development costs and wrote down the value of TAS inventory to fair market value, incurring an expense of $249,000. Excluding this write down, the gross margin for the same quarter last year would have been 71.6%. Management believes this improvement is a result of a shift in product mix to the company's more profitable products. The Company expects competitive price pressures will continue to put pressure on margins in the foreseeable future.

Selling, general and administrative expenses (SG&A) decreased by $910,000 in the quarter ended June 30, 1996 compared to the same period in 1995. As a percentage of sales, SG&A was 62% of total sales in the current quarter, compared with 85% of total sales in the same quarter last year. Management is continuing its policy of matching expenses with projected revenues and strict cost containment policies are in effect.

The Company's net other expense of $11,000 for the quarter ended June 30, 1996 represents an increase of $4,000 over the net other expense of $7,000 for the quarter ended June 30, 1995. This change is due primarily to lower investment income this year.

For the three months ended June 30, 1996, the Company recognized corporate tax expense of $11,000 . At June 30, 1996 the company has a net operating loss carryforward of approximately $20,000, and $430,000 available for offset against future U.S. and U.K. operating profits, respectively. The company also has foreign tax credit carryforwards of approximately $200,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At June 30, 1996 the company had $1.0 million invested in held-to-maturity securities and an additional $564,000 in cash. The $103,000 increase in cash compared with cash on hand at March 31, 1996 is primarily due to an increase in cash provided by operations, offset by a small increase in cash invested in capital equipment. The company expects that cash generated from operations and cash invested in held-to-maturity securities will satisfy its operating cash needs for the foreseeable future.

Working capital at June 30, 1996 was unchanged from the $3.3 million at March 31, 1996. The Company's current ratio improved from 5.6 to 1 at March 31, 1996 to 6.5:1 at June 30, 1996.

At the end of the June quarter the company's book value was $4.7 million or approximately $1.97 per share.

Part II  Other Information

Item     6.  Exhibits  and Reports on Form 8-K
             (a) The  following  exhibits  are included herein:

         (11.1) Statement re: Computation of Earnings Per Share              10

         (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.


                    MICRO-INTEGRAITON CORP. AND SUBSIDIARIES
         EXHIBIT 11.1 -- STATEMENT OF COMPUTATION OF PER SHARE EARNINGS


                                                   Three months ended
                                                         June 30
                                               1996                   1995
                                               ----                   ----
                                              (thousands except per share)
                                                       (unaudited)

Average shares outstanding                      2,392                2,408

Net effect of dilutive stock options
 based on the treasury stock method
 using average market price                         0                    0
                                                    -                    -

Total                                           2,392                2,408
                                                =====                =====

Net (loss) income                              $   43            $    (712)
                                               ======            =========

Per share amount                              $  0.02            $   (0.30)
                                              =======            =========

Note: Fully diluted earnings per share equals primary earnings per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 12th day of August, 1996:



MICRO-INTEGRATION CORP.



By: /s/ John A. Parsons
        ---------------
        John A. Parsons
        President, Chairman of the Board,
        and Chief Executive Officer




By: /s/ Christopher J. Burgess
        -----------------------
        Christopher J. Burgess
        Vice President, Finance and Administration
        and Chief Financial Officer