Form 10KSB/A
period 1996-03-31
MICRO INTEGRATION CORP /DE/
filed 1996-10-09
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
                                 "Amendment #1"
(Mark One)

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     Issuer's revenues for its most recent fiscal year: $7,784,016

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 1996 was approximately $5,088,833 (based on the price at which the stock was sold on that date).

     The number of shares outstanding of the issuer's classes of common stock as of June 1, 1996: Common Stock, $.01 Par Value -- 2,394,745 shares

     Number of shares outstanding of each of the issuer's classes of common equity, as of June 15, 1996-- 2,394,745.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Definitive Proxy Statement for 1996 Annual Meeting of Stockholders -- Items 9, 10, 11, and 12.

     Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated June 30, 1996                                                  REGISTRANT:

                                                         Micro-Integration Corp.



                                          By: /s/ John A. Parsons
                                          --------------------------------------
                                                                 John A. Parsons
                                               President, Chairman of the Board,
                                                     and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:          /s/ John A. Parsons                                  June 30, 1996
   ------------------------------------------
              John A. Parsons
     President, Chairman of the Board,
        and Chief Executive Officer
       (principal executive officer)


By:       /s/ Christopher J. Burgess                              June 30, 1996
   ------------------------------------------
            Christopher J. Burgess
    Vice President, Finance and Administration
          and Chief Financial Officer
   (principal financial and accounting officer)


By:       /s/ Maxwell F. Eveleth, Jr.                             June 30, 1996
   ------------------------------------------
            Maxwell F. Eveleth, Jr.
                  Director


By:         /s/ Wayne M. Lee                                      June 30, 1996
   ------------------------------------------
               Wayne M. Lee
                  Director


By:        /s/ W. Braun Jones, Jr.                                June 30, 1996
   ------------------------------------------
            W. Braun Jones, Jr.
                 Director

                             EXHIBIT INDEX
                             -------------

Exhibit                                                                  Page
Number                   Description of Document                        Number
------                   -----------------------                        ------

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

10.4 Agreement between Micro-Integration Corp. and Gabor Weiner entered into on September 28, 1990, filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2,
         Registration No. 33-72752, is hereby incorporated by reference.

10.5     Amendment to Agreements between Micro-Integration Corp.,
         Micro-Integration Europe n.v., and Gabor Weiner, entered into on March 21, 1994, filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.6 Contract of Sale made on August 23, 1995 between CCSAC Federal Credit Union and Micro-Integration Corp., filed as
         Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.7 Agreement made as of May 20, 1993 between Micro-Integration Corp. and Lashley Construction, Inc., filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2,
         Registration No. 33-72752, is hereby incorporated by reference.

10.8 Contract of sale made on September 16, 1992 between Micro-Integration Corp., Cumberland Allegany County
         Industrial Foundation and the Board of County

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

27.0     Financial data sheet.