Form 10QSB
period 1996-09-30
MICRO INTEGRATION CORP /DE/
filed 1996-11-13
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from__________to___________

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

Issuer's telephone number: 301-689-0800

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1996 Common Stock, $.01 Par Value --- 2,403,565 shares

Transitional Small Business Disclosure Format (check one):
Yes ___ No_X_

                    Micro-Integration Corp. and Subsidiaries
                                   Form 10-QSB
                                      Index


Part I  Financial Information                                               Page
-----------------------------                                               ----

Item 1.           Consolidated Balance Sheets                                2
                  Consolidated Statements of Income                          4
                  Consolidated Statements of Cash Flows                      5
                  Notes to Unaudited Consolidated
                  Financial Statements                                       6

Item 2.           Management's Discussion and Analysis of Results
                  of Operations and Financial Condition                      7

Part II  Other Information
--------------------------

Item 6.           Exhibits and Reports on Form 8-K                          10

Signatures                                                                  12

Part I Financial Information

Item 1. Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                      September 30      March 31
                                                         1996             1996
                                                       ----------     ----------
                                                      (unaudited)
ASSETS

Current Assets
  Cash and equivalents                                $  163,095      $  460,874
  Marketable securities
    Held-to-maturity                                   1,000,000       1,000,000
  Accounts receivable trade, net                       1,173,925       1,300,838
  Inventory                                              910,389         933,522
  Tax refund receivable                                  125,303         103,086
  Prepaid expense                                        179,428         114,967
  Deferred income taxes                                   23,483          23,483
                                                      ----------      ----------

      Total Current Assets                             3,575,623       3,936,770
                                                      ----------      ----------

Property, Plant and Equipment
  Land                                                    92,962          92,962
  Buildings                                            1,455,518       1,455,518
  Equipment                                            1,729,018       1,447,128
  Automobiles                                            212,133         238,738
  Property held for sale                                  59,251          59,933
                                                      ----------      ----------
                                                       3,548,882       3,294,279
  Less accumulated depreciation                        1,304,504       1,149,678
                                                      ----------      ----------
                                                       2,244,378       2,144,601


Cash Surrender Value of Life Insurance
  and other noncurrent assets                            180,207         177,402

Intangible Assets, Net of Amortization                   545,290         356,052
                                                      ----------      ----------

                                                      $6,545,498      $6,614,825
                                                      ==========      ==========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                                      September 30    March 31
                                                                         1996           1996
                                                                      ------------     --------
                                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt and                               $   252,543   $   299,067
    capital lease obligations
  Accounts payable                                                        512,669       202,049
  Accrued expenses                                                         86,637       198,044
  Income tax payable                                                            0         1,000
                                                                      -----------   -----------

       Total Current Liabilities                                          851,849       700,160
                                                                      -----------   -----------

Long-term debt, less current portion                                    1,111,744     1,133,008

Capital lease obligations, less current portion                            33,560        53,202

Deferred Income Taxes                                                      42,985        42,985

Shareholders' equity
  Common stock - $.01 par value; authorized 120,000,000 shares;
    outstanding -- 2,403,565 shares at September 1996; and 2,385,925
    shares at March 1996                                                   25,341        25,155
  Additional capital                                                    5,404,795     5,404,795
  Retained deficit                                                       (256,939)     (113,162)
  Foreign currency translation                                           (262,415)     (176,376)
                                                                      -----------   -----------
                                                                        4,910,782     5,140,412
  Less deferred compensation                                              (49,528)      (99,048)
  Less treasury stock                                                    (355,894)     (355,894)
                                                                      -----------   -----------
                                                                        4,505,360     4,685,470

                                                                      $ 6,545,498   $ 6,614,825
                                                                      ===========   ===========


See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                        Consolidated Statements of Income



                                                              Three months ended September 30          Six months ended September 30
                                                                   1996              1995                1996              1995
                                                                   ----              ----                ----              ----
                                                                         (unaudited)                            (unaudited)
Revenue
  Product revenue                                              $ 1,547,779        $ 1,880,016        $ 3,059,449        $ 3,938,852
  License revenue                                                   17,263             91,563             77,606            240,214
                                                               -----------        -----------        -----------        -----------
      Total revenue                                              1,565,042          1,971,579          3,137,055          4,179,066

  Cost of goods sold                                               602,654            536,574          1,034,455          1,412,591
                                                               -----------        -----------        -----------        -----------
      Gross profit                                                 962,388          1,435,005          2,102,600          2,766,475

Operating Expenses
  Selling, general, and administrative                           1,056,923          1,365,871          2,027,682          3,246,995
  Depreciation and amortization expense                            103,036            116,227            206,573            237,284
                                                               -----------        -----------        -----------        -----------
                                                                 1,159,959          1,482,098          2,234,255          3,484,279

      Operating Loss                                              (197,571)           (47,093)          (131,655)          (717,804)


Other Income (Expense)
  Interest expense                                                 (27,785)           (27,954)           (54,165)           (58,343)
  Other income (expense)                                            36,412             (3,081)            51,434             19,908
                                                               -----------        -----------        -----------        -----------
                                                                     8,627            (31,035)            (2,731)           (38,435)
                                                               -----------        -----------        -----------        -----------
     Income before income taxes                                   (188,944)           (78,128)          (134,386)          (756,239)

     Income tax (benefit) expense                                   (1,741)            33,097              9,392             66,705
                                                               -----------        -----------        -----------        -----------

               Net Loss                                        $  (187,203)       $  (111,225)       $  (143,778)       $  (822,944)
                                                               ===========        ===========        ===========        ===========

Earnings (Loss) per Share                                      $     (0.08)       $     (0.05)       $     (0.06)       $     (0.34)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number of
Common Shares Outstanding and
Common Stock Equivalents                                         2,396,625          2,423,148          2,396,625          2,423,148
                                                               ===========        ===========        ===========        ===========


See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                        Six months ended September 30
                                                            1996            1995
                                                            ----            ----
                                                                (unaudited)
Cash Flows from Operating Activities:
Net (Loss)                                              $  (143,778)  $  (822,944)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                            242,690       401,603
   (Gain) Loss on disposal of assets                              0           811
   Deferred income taxes                                          0             0
Change in operating assets and liabilities:
   Accounts receivable                                      137,723       281,440
   Inventory                                                 28,411       (65,005)
   Tax refund receivable                                          0       616,368
   Prepaid expense                                          (81,141)       79,086
   Accounts payable                                         306,808      (151,172)
   Accrued expenses                                        (113,603)     (109,266)
   Income taxes payable                                      (1,000)       28,495
                                                        -----------   -----------
Net cash provided by operating activities                   376,110       259,416

Cash Flows from Investing Activities:
 Acquisition of property, plant, and equipment             (257,853)     (154,211)
 Investment in other noncurrent assets and
   intangibles                                             (293,838)      (26,469)
 Purchase of held-to-maturity securities                 (6,000,000)   (6,000,000)
 Proceeds from maturity of held-to-maturity securities    6,000,000     6,500,000
 Increase in cash surrender value of life insurance          (2,805)            0
 Proceeds from sale of fixed assets                          17,212             0
                                                        -----------   -----------
Net cash (used in) provided by investing activities        (537,284)      319,320

Cash Flows from Financing Activities:
 Increase in notes payable and long-term debt                     0             0
 Repayments of notes payable, long-term debt, and
  capital lease obligations                                 (89,306)     (122,994)
 Issuance of common stock                                       185             0
                                                        -----------   -----------
Net cash (used in) financing activities                     (89,121)     (122,994)

Currency Adjustments:
Effect of exchange rate changes on cash                     (47,484)      (32,337)
                                                        -----------   -----------
Increase in cash                                           (297,779)      423,405
Cash at beginning of period                                 460,874       427,085
                                                        -----------   -----------

Cash at end of period                                   $   163,095   $   850,490
                                                        ===========   ===========


See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months and the six months ended September 30, 1996, and 1995, are not necessarily indicative of financial information for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1996.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2. Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in investment income. There were no trading securities at September 30, 1996.

Held-to-maturity securities include obligations of state municipalities and are stated at cost $1,000,000. These securities mature in November 1996.

3. Inventory

Inventory consisted of the following:

               September 30     March 31
                  1996            1996
                  ----            ----

Raw material    $210,494       $274,623
Finished goods   699,895        658,899
                --------       --------
                $910,389       $933,522
                ========       ========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Part I    Financial Information

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Six Months Ended September 30, 1996, and 1995

When used in this discussion, the words "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Events

On October 30, 1996, the Company announced it has signed a Letter of Intent to acquire the assets of Computer One of Ohio, Inc., an Ohio-based systems integrator, in exchange for Micro-Integration Corp. common stock. During its most recent fiscal year, Computer One had sales of $2.1 million, and the revenue trend has been up. As of the date of this report, the Company was performing its due diligence. The Company expects that, if consummated, this transaction will not have a significant effect on results of operations until the fourth quarter, ending March 31, 1997.

Results of Operations

On August 21, 1996, the Company completed the purchase of the assets of Computer Site, Inc., an Ohio-based systems integrator. In its last fiscal year ended February 29, 1996, Computer Site generated revenues of $4.4 million, and the revenue trend has been down. The Company is endeavoring to reverse this trend quickly and build Computer Site's revenue and bottom line. Steps to achieve this goal have already been put in place. While the Company expects Computer Site to make a contribution toward building the Company's revenues in the remaining two quarters of this fiscal year, the Company does not expect this acquisition to have any significant impact on earnings until the fourth quarter. Computer Site accounted for 8% of the consolidated total revenue of the Company for the quarter ended September 30, 1996.

The Company's total revenue was $1.6 million for the quarter ended September 30, 1996, down 21% or $406,000 from the quarter ended September 30, 1995. Product revenue decreased by $332,000 or 18%, and license revenue declined $74,000 or 81% compared to the same period last year. As in the previous quarter, there were unit and revenue declines in the Company's core business AS/400 connectivity product classifications. This was partially offset by product sales made by the Computer Site subsidiary, acquired six weeks before the end of the quarter. The decline in core product unit sales was steeper in Europe than in the United States, with European unit sales down 43% and U.S. unit sales down 26%. The overall decline in unit sales was 32% compared with 28% in the previous quarter. The Company believes, as stated previously, that this decline in unit sales is primarily a result of continued slowdown in purchases of connectivity products in the IBM AS/400 marketplace.

For the six months ended September 30, 1996, total revenue was $3.1 million, down 25% or $1,042,000 from the same period last year. Product revenue decreased $880,000 or 22%, and license revenue decreased $162,000 or 67%. On a per unit basis, core AS/400 connectivity product sales were down 30% for the six month period. The Company believes that the general market slowdown in AS/400 connectivity purchases will continue for the forseeable future. The Company's strategy to offset the declines in revenue from this trend is based on diversifying its product base to provide computer systems to organizations in secondary markets. The acquisition of Computer Site and other potential acquisitions reflect this strategy.

Gross margin declined to 61.5% for the quarter ended September 30, 1996, from 72.8% in the same period in 1995. The major factor causing this decline is the effect of the Computer Site subsidiary's gross margin for the period. Computer Site is a higher-volume, lower-margin system integration business, as opposed to the Company's historic high-margin AS/400 connectivity business. In subsequent periods the Company expects the trend of lower gross margins to continue, as sales from Computer Site and other acquired businesses in the systems integration area become a larger proportion of the Company's total business. On a year-to-date basis, gross margin improved slightly from 66.2% in the first six months of last year to 67.0% this year. During the three-month period ended June 30, 1995, the Company wrote off capitalized TAS software development costs and TAS inventory totaling $249,000. Excluding this write off, the gross margin for the same period last year would have been 72.2% compared with 67.0% this year.

Selling, general, and administrative expenses (SG&A) decreased by $309,000 in the quarter ended September 30, 1996, compared to the same period in 1995. As a percentage of sales, SG&A was 67% of total sales in the current quarter compared with 69% of total sales in the same quarter last year. For the six months ended September 30, 1996, SG&A expenses decreased by $1,219,000 compared to the same period last year. As a percentage of sales, SG&A was 65% of total sales for the six months compared with 78% for the same period last year. Management continues to make selective reductions in costs in its AS/400 connectivity business to keep those costs in line with expected revenues.

The Company's net other income of $9,000 and net other expense of $3,000 for the three months and six months ended September 30, 1996, respectively, compares to a net other expense of $31,000 and $38,000 for the same periods last year. The swing to net income from net expense in the year-to-date figures is due primarily to higher investment income in the second quarter of this year.

For the three months and six months ended September 30, 1996, the Company recognized a corporate tax benefit of $2,000 and a corporate tax expense of $9,000, respectively. At September 30, 1996, the Company has a net operating loss carryforward of approximately $210,000, and $480,000 available for offset against future U.S. and U.K. operating profits, respectively. The Company also has foreign tax credit carryforwards of approximately $205,000 that can be applied to offset the tax on future U.S. earnings.

Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At September 30, 1996, the Company has $1.0 million invested in held-to-maturity securities and an additional $163,000 in cash. The $298,000 decrease in cash on hand at September 30, 1996, compared with cash on hand at March 31, 1996, is primarily due to an increase of $328,000 in cash provided by operations, offset by decreases of $89,000 and $537,000 in cash caused by financing activities and investing activities, respectively. Investing activities included continued capital investment in the Company's Internet Division, capitalization of software development costs associated with the Company's new Internet voice/fax server product currently in development, capitalization of site licenses for software under license to the Company, and the acquisition of Computer Site. The Company expects that cash generated from operations and cash invested in held-to-maturity securities will satisfy its operating cash needs for the foreseeable future.

Working capital decreased from $3.3 million at March 31, 1996, to $2.7 million at September 30, 1996, as working capital was expended to fund cash needs. In spite of this reduction, the Com-pany's current ratio remains healthy at 4.2 to 1 at September 30, 1996, as compared to 5.6 to 1 at March 31, 1996.

At the end of the September quarter, the Company's book value was $4.5 million or approximately $1.87 per share.

Part II    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a) The following exhibits are included herein:

           (11.1) Statement re: Computation of Earnings Per Share             11

           (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 12th day of November, 1996:


Micro-Integration Corp.



By: /s/ John A. Parsons
    ----------------------
        John A. Parsons
 President, Chairman of the Board,
    and Chief Executive Officer




By: /s/ Christopher J. Burgess
   ------------------------------
        Christopher J. Burgess
Vice President, Finance and Administration
     and Chief Financial Officer