Form 10QSB/A
period 1996-06-30
MICRO INTEGRATION CORP /DE/
filed 1997-02-06
CIK 920863

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549
                            Form 10-QSB/A


      [X]   QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996


      [ ]   TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE
      EXCHANGE ACT

      For the transition period from____________________to_____________________

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

Yes   X     No
   -----       ----

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1996:
Common Stock, $.01 Par Value ---- 2,394,745 shares

Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -----       ----

                    Micro-Integration Corp. and Subsidiaries
                                  Form 10-QSB/A
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

Part II Other Information
-------------------------

Item 6.     Exhibits and Reports on Form 8-K                                  9

Signatures                                                                   11

Part I  Financial Information
Item 1  Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                       June 30         March 31
                                                         1996            1996
                                                      ----------      ----------
                                                             (unaudited)
ASSETS

Current Assets
  Cash and equivalents                                $  566,096      $  460,874
  Marketable securities
    Held-to-maturity                                   1,000,000       1,000,000
  Accounts receivable trade, net                       1,114,575       1,300,838
  Inventory                                              816,829         933,522
  Tax refund receivable                                  107,163         103,086
  Prepaid expense                                         78,257         114,967
  Deferred income taxes                                   23,483          23,483
                                                      ----------      ----------
      Total Current Assets                             3,706,403       3,936,770
                                                      ----------      ----------

Property, Plant and Equipment
  Land                                                    92,962          92,962
  Buildings                                            1,455,518       1,455,518
  Equipment                                            1,544,279       1,447,128
  Automobiles                                            210,078         238,738
  Property held for sale                                  59,536          59,933
                                                      ----------      ----------
                                                       3,362,373       3,294,279
  Less accumulated depreciation                        1,225,215       1,149,678
                                                      ----------      ----------
                                                       2,137,158       2,144,601

Cash Surrender Value of Life Insurance
  and other noncurrent assets                            182,950         177,402

Intangible Assets, Net of Amortization                   360,379         356,052
                                                      ----------      ----------
                                                      $6,386,890      $6,614,825
                                                      ==========      ==========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                      June 30         March 31
                                                        1996            1996
                                                     ----------      ----------
                                                    (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt and              $  273,328      $  299,067
    capital lease obligations
  Accounts payable                                      178,436         202,049
  Accrued expenses                                      166,401         198,044
  Income tax payable                                      2,545           1,000
                                                     ----------      ----------

       Total Current Liabilities                        620,710         700,160
                                                     ----------      ----------

Long-term debt, less current portion                  1,122,116       1,133,008

Capital lease obligations, less current portion          51,264          53,202

Deferred Income Taxes                                    42,985          42,985

Commitments and Contingencies                              --              --

Shareholders' equity
  Common stock -- $.01 par value; authorized
     120,000,000 shares; outstanding -- 2,394,745
     shares at June 1996; and 2,385,925 shares at
     at March 1996                                       25,252          25,155
  Additional capital                                  5,404,795       5,404,795
  Retained deficit                                     (291,774)       (113,162)
  Foreign currency translation                         (158,275)       (176,376)
                                                     ----------      ----------
                                                      4,979,998       5,140,412
  Less deferred compensation                             74,289          99,048
  Less treasury stock                                   355,894         355,894
                                                     ----------      ----------
                                                      4,549,815       4,685,470
                                                     ----------      ----------
                                                     $6,386,890      $6,614,825
                                                     ==========      ==========



See notes to unaudited condensed consolidated financial statements.

                    Micro-Integration Corp. and Subsidiaries
                        Consolidated Statements of Income


                                                    Three months ended June 30
                                                       1996            1995
                                                   -----------      -----------
                                                            (unaudited)
Revenue
  Product revenue                                  $ 1,514,350      $ 2,058,836
  License revenue                                       60,343          148,651
                                                   -----------      -----------
      Total Revenue                                  1,574,693        2,207,487

  Cost of goods sold                                   481,024          876,017
                                                   -----------      -----------
      Gross Profit                                   1,093,669        1,331,470

Operating Expenses
  Selling, general and administrative                1,146,063        1,881,124
  Deferred Compensation amortization                    24,759
  Depreciation and amortization expense                 78,940          121,057
                                                   -----------      -----------
                                                     1,249,762        2,002,181

      Operating Income (Loss)                         (156,093)        (670,711)


Other Income (Expense)
  Interest expense                                     (26,396)         (30,389)
  Other income                                          15,010           22,989
                                                   -----------      -----------
                                                       (11,386)          (7,400)
                                                   -----------      -----------
     Income (Loss) before income taxes                (167,479)        (678,111)

     Income tax expense                                 11,133           33,608
                                                   -----------      -----------

                  Net Income (Loss)                $  (178,612)     $  (711,719)
                                                   ===========      ===========

Earnings (Loss) per Share                          $     (0.07)     $     (0.30)
                                                   ===========      ===========

Weighted Average Number of
Common Shares Outstanding                            2,392,419        2,407,880
                                                   ===========      ===========

See notes to unaudited condensed consolidated financial statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                     Three months ended June 30
                                                         1996           1995
                                                     -----------    -----------
                                                             (unaudited)
Cash Flows from Operating Activities
Net Income (loss)                                    $  (178,612)   $  (711,719)
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                         185,561        288,286
   (Gain) Loss on disposal of assets                           0              0
   Deferred income taxes                                                      0
   Change in operating assets and liabilities:
    Accounts receivable                                  193,531        162,710
    Inventory                                            120,445         36,226
    Tax refund receivable                                 (3,821)       190,591
    Prepaid expense                                       37,437         72,822
    Accounts payable                                     (25,665)        (5,855)
    Accrued expenses                                      (7,391)      (127,974)
    Income taxes payable                                 (24,205)        28,187
                                                     -----------    -----------
Net cash provided by (used in) operating activities      297,280        (66,726)

Cash Flows from Investing Activities
 Acquisition of property, plant and equipment           (136,523)      (128,177)
 Increase in other noncurrent assets and intangibles     (42,025)       (24,649)
 Purchase of held-to-maturity securities              (3,000,000)    (4,000,000)
 Proceeds from sale of held-to-maturity securities     3,000,000      4,500,000
 Increase in cash surrender value of life insurance       (5,548)             0
 Proceeds from sale of fixed assets                        2,540              0
                                                     -----------    -----------
Net cash (used in) provided by investing activities     (181,556)       347,174

Cash Flows from Financing Activities:
 Increase in notes payable and long-term debt                  0              0
 Repayments of notes payable, long-term debt, and
     capital lease obligations                           (37,945)       (57,121)
  Issuance of common stock                                    88              0
                                                     -----------    -----------
Net cash (used in) financing activities                  (37,857)       (57,121)

Currency Adjustments:
Effect of exchange rate changes on cash                   27,355          9,769
                                                     -----------    -----------
Increase in cash                                         105,222        233,096
Cash at beginning of period                              460,874        427,085
                                                     -----------    -----------

Cash at end of period                                $   566,096    $   660,181
                                                     ===========    ===========


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

3. Inventory

Inventory consisted of the following:

                                                    June 30             March 31
                                                      1996                1996
                                                    --------            --------
Raw material                                        $177,756            $274,623
Finished goods                                       639,073             658,899
                                                    --------            --------
                                                    $819,829            $933,522
                                                    ========            ========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Part I  Financial Information

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended June 30, 1996 and 1995

Recent Events

In July 1996 the Company announced it had signed a Letter of Intent to acquire the assets of Computer Site, Inc., an Ohio-based systems integrator. Terms were not announced. As of the date of this report, the Company was performing due diligence at Computer Site. The Company expects that even if this transaction closes during the current quarter it will not have a significant effect on results of operations until the quarter ending December 31, 1996.

Results of Operations

The Company's total revenue was $1.6 million for the quarter ended June 30, 1996, compared to $2.2 million during the quarter ended June 30, 1995, a decline of 27%. Product revenue declined $544,000, or 26%, and license revenue declined $88,000, or 59%, compared to the same period last year. There were unit and revenue declines in most of the Company's product classifications, but per unit prices remained nearly constant, ending a trend of lower unit prices that has been evident for some time. The decline in unit sales was steeper in Europe than in the United States, with European unit sales down 44% while U.S. unit sales declined 20%. The decline in license revenue is a result of the Company's previously announced policy of phasing out licenses for the Company's technology. The Company believes the decline in unit sales is a result of a general slowdown in purchases of connectivity products in the IBM AS/400 marketplace, with personnel turnover in Europe adding to the decline there. The Company believes the general slowdown in connectivity purchases will continue.

Gross margins improved 15%, to 69.4% from the 60.3% recorded in the three-month period ended June 30, 1995. During the three-month period ended June 30, 1995 the Company wrote off capitalized TAS software development costs and wrote down the value of TAS inventory to fair market value, incurring an expense of $249,000. Excluding this write down the gross margin for the same quarter last year would have been 71.6%. In the quarter ended June 30, 1996 the company took a charge of $40,400 to reconcile inventory and write off obsolete inventory. Excluding this charge, the gross margin for the quarter would have been 72.5%. The Company expects competitive price pressures will continue to put pressure on margins in the foreseeable future.

Selling, general, and administrative expenses (SG&A) decreased by $735,000 in the quarter ended June 30, 1996 compared to the same period in 1995. As a percentage of sales, SG&A was 73% of total sales in the current quarter, compared with 85% of total sales in the same quarter last year. Management is continuing its policy of reducing expenses and strict cost containment policies are in effect.

The Company's net other expense of $11,000 for the quarter ended June 30, 1996 represents an increase of $4,000 over the net other expense of $7,000 for the quarter ended June 30, 1995. This change is due primarily to lower investment income this year.

For the three months ended June 30, 1996, the Company recognized corporate tax expense of $11,000. At June 30, 1996 the company has a net operating loss carryforward of approximately $115,000 and $622,000 available for offset against future U.S. and U.K. operating profits, respectively. The company also has foreign tax credit carryforwards of approximately $200,000 that can be applied to offset the tax on future U.S. earnings.

Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At June 30, 1996 the company had $1.0 million invested in held-to-maturity securities and an additional $566,000 in cash. The $105,000 increase in cash compared with cash on hand at March 31, 1996 is primarily due to an increase in cash provided by operations, offset by a small increase in cash invested in capital equipment. The company expects that cash generated from operations and cash invested in held-to-maturity securities will satisfy its operating cash needs for the foreseeable future.

Working capital at June 30, 1996 decreased to 3.1 million from the $3.2 million at March 31, 1996. The Company's current ratio improved from 5.6 to 1 at March 31, 1996 to 6.0:1 at June 30, 1996.

At the end of the June quarter the Company's book value was $4.5 million or approximately $1.90 per share.

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

       (a) The following exhibits are included herein:

       (11.1) Statement re: Computation of Earnings Per Share              10

       (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 6th day of February, 1997:



Micro-Integration Corp.



By:            /s/John A. Parsons
   ---------------------------------------------------
                  John A. Parsons
            President, Chairman of the Board,
                Chief Executive Officer






By:            /s/John A. Parsons
   ---------------------------------------------------
                  John A. Parsons
              Chief Financial Officer