Form 10QSB/A
period 1996-09-30
MICRO INTEGRATION CORP /DE/
filed 1997-02-06
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                  Form 10-QSB/A


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996



     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ..................... to ...................

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

Yes ...X...     No .......

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1996 Common Stock, $.01 Par Value -- 2,403,565 shares

Transitional Small Business Disclosure Format (check one):

Yes .......     No ...X...

                    Micro-Integration Corp. and Subsidiaries
                                  Form 10-QSB/A
                                      Index


Part I   Financial Information                                            Page

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

Part I  Financial Information

Item 1. Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                     September 30     March 31
                                                         1996           1996
                                                      ----------     ----------
                                                      (unaudited)
ASSETS

Current Assets
  Cash and equivalents                                $  163,095     $  460,874
  Marketable securities
    Held-to-maturity                                   1,000,000      1,000,000
  Accounts receivable trade, net                       1,044,004      1,300,838
  Inventory                                              856,054        933,522
  Tax refund receivable                                  125,303        103,086
  Prepaid expense                                        111,778        114,967
  Deferred income taxes                                   23,483         23,483
                                                      ----------     ----------

      Total Current Assets                             3,323,717      3,936,770
                                                      ----------     ----------

Property, Plant and Equipment
  Land                                                    92,962         92,962
  Buildings                                            1,455,518      1,455,518
  Equipment                                            1,729,018      1,447,128
  Automobiles                                            212,133        238,738
  Property held for sale                                  59,251         59,933
                                                      ----------     ----------
                                                       3,548,882      3,294,279
  Less accumulated depreciation                        1,306,514      1,149,678
                                                      ----------     ----------
                                                       2,242,368      2,144,601


Cash Surrender Value of Life Insurance
  and other noncurrent assets                            180,207        177,402

Intangible Assets, Net of Amortization                   503,950        356,052
                                                      ----------     ----------

                                                      $6,250,242     $6,614,825
                                                      ==========     ==========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                     September 30     March 31
                                                         1996           1996
                                                      ----------     ----------
                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt and               $  252,543     $  299,067
    capital lease obligations
  Accounts payable                                       512,670        202,049
  Accrued expenses                                       136,994        198,044
  Income tax payable                                           0          1,000
                                                      ----------     ----------

       Total Current Liabilities                         902,207        700,160
                                                      ----------     ----------

Long-term debt, less current portion                   1,111,744      1,133,008

Capital lease obligations, less current portion           33,560         53,202

Deferred Income Taxes                                     42,985         42,985

Shareholders' equity
  Common stock-- $.01 par value; authorized
    120,000,000 shares;
    outstanding -- 2,403,565 shares at
    September 1996; and 2,385,925 shares
    at March 1996                                         66,186         25,155
  Additional capital                                   5,404,795      5,404,795
  Retained deficit                                      (688,063)      (113,162)
  Foreign currency translation                          (217,750)      (176,376)
                                                      ----------     ----------
                                                       4,565,168      5,140,412
  Less deferred compensation                             (49,528)       (99,048)
  Less treasury stock                                   (355,894)      (355,894)
                                                      ----------     ----------
                                                       4,159,746      4,685,470

                                                      $6,250,242     $6,614,825
                                                      ==========     ==========

See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                              Three months ended September 30         Six months ended September 30
                                                                   1996              1995               1996               1995
                                                               -----------        -----------        -----------        -----------
                                                                        (unaudited)                           (unaudited)
Revenue
  Product revenue                                              $ 1,542,503        $ 1,880,016        $ 3,056,853        $ 3,938,852
  License revenue                                                   17,263             91,563             77,606            240,214
                                                               -----------        -----------        -----------        -----------
      Total revenue                                              1,559,766          1,971,579          3,134,459          4,179,066

  Cost of goods sold                                               647,966            536,574          1,128,990          1,412,591
                                                               -----------        -----------        -----------        -----------
      Gross profit                                                 911,800          1,435,005          2,005,469          2,766,475

Operating Expenses
  Selling, general, and administrative                           1,213,785          1,365,871          2,359,848          3,246,995
  Deferred Compensation amprtization                                24,759             31,611             49,518             63,222
  Depreciation and amortization expense                             79,968             84,616            158,908            174,062
                                                               -----------        -----------        -----------        -----------
                                                                 1,318,512          1,482,098          2,568,274          3,484,279

      Operating Loss                                              (406,712)           (47,093)          (562,805)          (717,804)


Other Income (Expense)
  Interest expense                                                 (27,754)           (27,954)           (54,150)           (58,343)
  Other income (expense)                                            36,435             (3,081)            51,445             19,908
                                                               -----------        -----------        -----------        -----------
                                                                     8,681            (31,035)            (2,705)           (38,435)
                                                               -----------        -----------        -----------        -----------
     Income before income taxes                                   (398,031)           (78,128)          (565,510)          (756,239)

     Income tax (benefit) expense                                   (1,741)            33,096              9,392             66,704
                                                               -----------        -----------        -----------        -----------

               Net Loss                                        $  (396,290)       $  (111,224)       $  (574,902)       $  (822,943)
                                                               ===========        ===========        ===========        ===========

Earnings (Loss) per Share                                      $     (0.17)       $     (0.05)       $     (0.24)       $     (0.34)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number of
Common Shares Outstanding and
Common Stock Equivalents                                         2,396,625          2,423,148          2,396,625          2,423,148
                                                               ===========        ===========        ===========        ===========

See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Six months ended September 30
                                                               1996             1995
                                                           -----------      -----------
                                                                   (unaudited)
Cash Flows from Operating Activities:
Net (Loss)                                                 $  (574,902)     $  (822,944)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                               286,040          401,603
   (Gain) Loss on disposal of assets                                 0              811
   Deferred income taxes                                             0                0
Change in operating assets and liabilities:
   Accounts receivable                                         266,435          281,440
   Inventory                                                    82,447          (65,005)
   Tax refund receivable                                             0          616,368
   Prepaid expense                                             (13,491)          79,086
   Accounts payable                                            306,808         (151,172)
   Accrued expenses                                            (63,246)        (109,266)
   Income taxes payable                                         (1,000)          28,495
                                                           -----------      -----------
Net cash provided by operating activities                      289,091          259,416

Cash Flows from Investing Activities:
 Acquisition of property, plant, and equipment                (257,853)        (154,211)
 Investment in other noncurrent assets and
   intangibles                                                (229,823)         (26,469)
 Purchase of held-to-maturity securities                     3,000,000       (6,000,000)
 Proceeds from maturity of held-to-maturity securities      (3,000,000)       6,500,000
 Increase in cash surrender value of life insurance             (2,805)               0
 Proceeds from sale of fixed assets                             17,212                0
                                                           -----------      -----------
Net cash (used in) provided by investing activities           (473,269)         319,320

Cash Flows from Financing Activities:
 Increase in notes payable and long-term debt                        0                0
 Repayments of notes payable, long-term debt, and
  capital lease obligations                                    (89,306)        (122,994)
 Issuance of common stock                                          185                0
                                                           -----------      -----------
Net cash (used in) financing activities                        (89,121)        (122,994)

Currency Adjustments:
Effect of exchange rate changes on cash                        (24,480)         (32,337)
                                                           -----------      -----------
Increase in cash                                              (297,779)         423,405
Cash at beginning of period                                    460,874          427,085
                                                           -----------      -----------

Cash at end of period                                      $   163,095      $   850,490
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

3.   Inventory

Inventory consisted of the following:

                                            September 30         March 31
                                                1996               1996
                                             ----------         ---------
Raw material                                 $  157,680         $ 274,623
Finished goods                                  698,374           658,899
                                             ----------         ---------
                                             $  856,054         $ 933,522
                                             ==========         =========


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

The Company's total revenue was $1.6 million for the quarter ended September 30, 1996, down 21% or $412,000 from the quarter ended September 30, 1995. Product revenue decreased by $337,000 or 18%, and license revenue declined $75,000 or 81% compared to the same period last year. As in the previous quarter, there were unit and revenue declines in the Company's core business AS/400 connectivity product classifications. This was partially offset by product sales made by the Computer Site subsidiary, acquired six weeks before the end of the quarter. The decline in core product unit sales was steeper in Europe than in the United States, with European unit sales down 43% and U.S. unit sales down 26%. The overall decline in unit sales was 32% compared with 28% in the previous quarter. The Company believes, as stated previously, that this decline in unit sales is primarily a result of continued slowdown in purchases of connectivity products in the IBM AS/400 marketplace.

For the six months ended September 30, 1996, total revenue was $3.1 million, down 25% or $1,045,000 from the same period last year. Product revenue decreased $882,000 or 22%, and license revenue decreased $162,000 or 67%. On a per unit basis, core AS/400 connectivity product sales were down 30% for the six month period. The Company believes that the general market slowdown in AS/400 connectivity purchases will continue for the forseeable future. The Company's strategy to offset the declines in revenue from this trend is based on diversifying its product base to provide computer systems and consulting services to organizations in secondary markets. The acquisition of Computer Site and other potential acquisitions reflect this strategy.

Gross margin declined to 58.4% for the quarter ended September 30, 1996, from 72.7% in the same period in 1995. The major factor causing this decline is the effect of the Computer Site subsidiary's gross margin for the period. Computer Site is a higher-volume, lower-margin system integration business, as opposed to the Company's historic high-margin AS/400 connectivity business. In subsequent periods the Company expects the trend of lower gross margins to continue, as sales from Computer Site and other acquired businesses in the systems integration area become a larger proportion of the Company's total business. On a year-to-date basis, gross margin declined slightly from 66.2% in the first six months of last year to 63.9% this year. During the three-month period ended June 30, 1995, the Company wrote off capitalized TAS software development costs and TAS inventory totaling $249,000. Excluding this write off, the gross margin for the same period last year would have been 72.2%. During the three-month period ended June 30, 1996, the Company took a charge of $40,400 to reconcile inventory and write off obsolete inventory. Excluding this charge, the gross margin for the quarter would have been 65.3% The Company expects competitive price pressures will continue to put pressure on margins in the forseeable future.

Selling, general, and administrative expenses (SG&A) decreased by $152,000 in the quarter ended September 30, 1996, compared to the same period in 1995. As a percentage of sales, SG&A was 77.8% of total sales in the current quarter compared with 69% of total sales in the same quarter last year. For the six months ended September 30, 1996, SG&A expenses decreased by $887,000 compared to the same period last year. As a percentage of sales, SG&A was 75.3% of total sales for the six months compared with 77.7% for the same period last year. Management continues to make reductions in costs in its AS/400 connectivity business to help bring those costs in line with expected revenues.

The Company's net other income of $9,000 and net other expense of $3,000 for the three months and six months ended September 30, 1996, respectively, compares to a net other expense of $31,000 and $38,000 for the same periods last year. The swing to net income from net expense in the year-to-date figures is due primarily to higher investment income in the second quarter of this year.

For the three months and six months ended September 30, 1996, the Company recognized a corporate tax benefit of $2,000 and a corporate tax expense of $9,000, respectively. At September 30, 1996, the Company has a net operating loss carryforward of approximately $453,000, and $686,000 available for offset against future U.S. and U.K. operating profits, respectively. The Company also has foreign tax credit carryforwards of approximately $205,000 that can be applied to offset the tax on future U.S. earnings.


Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At September 30, 1996, the Company has $1.0 million invested in held-to-maturity securities and an additional $163,000 in cash. The $298,000 decrease in cash on hand at September 30, 1996, compared with cash on hand at March 31, 1996, is primarily due to an increase of $289,000 in cash provided by operations, offset by decreases of $89,000 and $473,000 in cash caused by financing activities and investing activities, respectively. Investing activities included continued capital investment in the Company's Internet Division, capitalization of software development costs associated with the Company's new Internet voice/fax server product currently in development, capitalization of site licenses for software under license to the Company, and the acquisition of Computer Site. The Company expects that cash generated from operations and cash invested in held-to-maturity securities will satisfy its operating cash needs for the foreseeable future.

Working capital decreased from $3.1 million at March 31, 1996, to $2.4 million at September 30, 1996, as working capital was expended to fund cash needs. In spite of this reduction, the Company's current ratio remains healthy at 3.7 to 1 at September 30, 1996, as compared to 5.6 to 1 at March 31, 1996. At the end of the September quarter, the Company's book value was $4.2 million or approximately $1.73 per share.

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



Micro-Integration Corp.


By:           John A. Parsons
    ------------------------------------
               John A. Parsons
      President, Chairman of the Board,
           Chief Executive Officer


By:           John A. Parsons
    ------------------------------------
               John A. Parsons
         Chief Financial Officer