Form 10QSB
period 1996-12-30
MICRO INTEGRATION CORP /DE/
filed 1997-02-14
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________ to___________________

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

Issuer's telephone number: 301-689-0800

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

The number of shares outstanding of the issuer's classes of common stock as of December 31, 1996 Common Stock, $.01 Par Value --- 2,502,403 shares

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [x]

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

Part I  Financial Information

Item 1. Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                       December 31     March 31
                                                         1996           1996
                                                      ----------      ----------
                                                      (unaudited)
  ASSETS

Current Assets
  Cash and equivalents                                $  791,287      $  460,874
  Marketable securities
    Held-to-maturity                                     400,000       1,000,000
  Accounts receivable trade, net                       1,567,978       1,300,838
  Inventory                                              887,633         933,522
  Tax refund receivable                                   80,941         103,086
  Prepaid expense                                        190,135         114,967
  Deferred income taxes                                   67,483          23,483
                                                      ----------      ----------

      Total Current Assets                             3,985,457       3,936,770
                                                      ----------      ----------

Property, Plant and Equipment
  Land                                                    92,962          92,962
  Buildings                                            1,455,518       1,455,518
  Equipment                                            1,917,551       1,447,128
  Automobiles                                            211,420         238,738
  Property held for sale                                  58,741          59,933
                                                      ----------      ----------
                                                       3,736,192       3,294,279
  Less accumulated depreciation                        1,435,943       1,149,678
                                                      ----------      ----------
                                                       2,300,249       2,144,601


Cash Surrender Value of Life Insurance
  and other noncurrent assets                            183,980         177,402

Intangible Assets, Net of Amortization                   682,555         356,052
                                                      ----------      ----------

                                                      $7,152,241      $6,614,825
                                                      ==========      ==========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                     December 31     March 31
                                                       1996           1996
                                                   -----------    -----------
                                                    (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Demand notes payable                             $   377,500    $
  Current portion of long-term debt and                347,425        299,067
    capital lease obligations
  Accounts payable                                     677,552        202,049
  Accrued expenses                                     199,211        198,044
  Income tax payable                                     2,804          1,000
                                                   -----------    -----------

       Total Current Liabilities                     1,604,492        700,160
                                                   -----------    -----------

Long-term debt, less current portion                 1,296,594      1,133,008

Capital lease obligations, less current portion         22,855         53,202

Deferred Income Taxes                                   42,985         42,985

Shareholders' equity
  Common stock-- $.01 par value; authorized
  120,000,000 shares; outstanding -- 2,403,565
  shares at September 1996; and 2,385,925 shares
  at March 1996                                         26,279         25,155
  Additional capital                                 5,603,263      5,404,795
  Retained deficit                                    (113,162)      (113,162)
  Current earnings                                    (818,837)
  Foreign currency translation                        (131,563)      (176,376)
                                                   -----------    -----------
                                                     4,565,980      5,140,412
  Less deferred compensation                           (24,771)       (99,048)
  Less treasury stock                                 (355,894)      (355,894)
                                                   -----------    -----------
                                                     4,185,315      4,685,470

                                                   $ 7,152,241    $ 6,614,825
                                                   ===========    ===========

See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                        Consolidated Statements of Income

                                                               Three months ended December 31        Nine months ended December 31
                                                                 1996               1995               1996               1995
                                                               -----------        -----------        -----------        -----------
                                                                     (unaudited)                           (unaudited)
Revenue
  Product revenue                                              $ 2,441,322        $ 1,625,927        $ 5,498,175        $ 5,564,779
  License revenue                                                   57,045            136,444            134,651            376,658
  Services and service contracts                                    18,812                                18,812
                                                               -----------        -----------        -----------        -----------
      Total revenue                                              2,517,179          1,762,371          5,651,638          5,941,437

  Cost of goods sold                                             1,378,031            441,969          2,507,021          1,854,560
                                                               -----------        -----------        -----------        -----------
      Gross profit                                               1,139,148          1,320,402          3,144,617          4,086,877

Operating Expenses
  Selling, general, and administrative                           1,226,140          1,238,596          3,585,988          4,485,591
  Depreciation and amortization expense                            127,072            104,544            335,498            341,828
                                                               -----------        -----------        -----------        -----------
                                                                 1,353,212          1,343,140          3,921,486          4,827,419

      Operating Loss                                              (214,064)           (22,738)          (776,869)          (740,542)


Other Income (Expense)
  Interest expense                                                 (28,470)           (27,619)           (82,620)           (85,962)
  Other income (expense)                                            21,162             48,750             72,607             68,658
                                                               -----------        -----------        -----------        -----------
                                                                    (7,308)            21,131            (10,013)           (17,304)
                                                               -----------        -----------        -----------        -----------
     Income before income taxes                                   (221,372)            (1,607)          (786,882)          (757,846)

     Income tax (benefit) expense                                   22,563            (16,532)            31,955             50,173
                                                               -----------        -----------        -----------        -----------

                Net Loss                                       $  (243,935)       $    14,925        $  (818,837)       $  (808,019)
                                                               ===========        ===========        ===========        ===========

Earnings (Loss) per Share                                      $     (0.10)       $      0.01        $     (0.34)       $     (0.33)
                                                               ===========        ===========        ===========        ===========

Weighted Average Number of
Common Shares Outstanding and
Common Stock Equivalents                                         2,409,500          2,423,068          2,409,500          2,423,068
                                                               ===========        ===========        ===========        ===========


See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                        Nine months ended December 31
                                                                                           1996                   1995
                                                                                    -----------            -----------
                                                                                               (unaudited)

Cash Flows from Operating Activities:
Net (Loss)                                                                          $  (818,837)           $  (808,013)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                                        441,989                446,705
   Loss (Gain) on disposal of assets                                                      5,214                 (2,719)
   Increase in deferred income taxes payable                                             44,000                      0
Change in operating assets and liabilities:
   Decrease in accounts receivable                                                      179,591                303,854
   Increase in other receivables                                                        (10,824)
   Decrease (Increase) in inventory                                                     241,826                (33,410)
   (Increase) Decrease in tax refund receivable                                         (64,751)               761,626
   (Increase) Decrease in prepaid expense                                               (63,720)                41,453
   Increase (Decrease) in accounts payable                                              106,362               (439,721)
   (Decrease) in accrued expenses                                                       (11,690)              (109,061)
   (Decrease) Increase in income taxes payable                                          (23,252)                32,591
                                                                                    -----------            -----------
Net cash provided by operating activities                                                25,908                193,305

Cash Flows from Investing Activities:
 Acquisition of property, plant, and equipment                                         (300,697)              (176,667)
 Investment on organization of subsidiary                                              (161,874)
 Investment in other noncurrent assets and
   intangibles                                                                         (192,483)                     0
 Purchase of held-to-maturity securities                                              7,400,000             (9,000,000)
 Proceeds from maturity of held-to-maturity securities                               (6,800,000)             9,500,000
 (Increase) Decrease in cash surrender value of life insurance                           (6,578)                 2,669
 Proceeds from sale of fixed assets                                                      14,886                 13,582
                                                                                    -----------            -----------
Net cash (used in) provided by investing activities                                     (46,746)               339,584

Cash Flows from Financing Activities:
 Increase in notes payable and long-term debt                                           302,183                      0
 Repayments of notes payable, long-term debt, and
  capital lease obligations                                                            (131,150)              (170,727)
Repurchase of common stock                                                                                     (77,562)
Issuance of common stock                                                                199,592                      0
                                                                                    -----------            -----------
Net cash provided by (used in) financing activities                                     370,625               (248,289)

Currency Adjustments:
Effect of exchange rate changes on cash                                                 (19,374)               (25,531)
                                                                                    -----------            -----------
Increase in cash                                                                        330,413                259,069
Cash at beginning of period                                                             460,874                427,085
                                                                                    -----------            -----------

Cash at end of period                                                               $   791,287            $   686,154
                                                                                    ===========            ===========

See Notes to Unaudited Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months and the nine months ended December 31, 1996, and 1995, are not necessarily indicative of financial information for the full year. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1996.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2.   Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale debt securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in investment income. There were no trading securities at December 31, 1996.

Held-to-maturity securities include obligations of state municipalities and are stated at cost $400,000. These securities mature in February 1997.

3.   Inventory

Inventory consisted of the following:

                                         December 31            March 31
                                              1996                1996
                                          --------            --------

Raw material                              $157,680            $274,623
Finished goods                             729,953             658,899
                                          --------            --------
                                          $887,633            $933,522
                                          ========            ========


Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Part I    Financial Information


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months Ended December 31, 1996, and 1995

Recent Events

On February 6, 1997, the Company announced it had discovered errors in certain of its previously published unaudited quarterly financial statements that required the Company to restate its financial results for the quarters ended June 30, 1996, and September 30, 1996. The Company filed restated financial statements for these periods on Forms 10-QSB/A. The Company also filed a Form 8-K attaching press releases issued on that day announcing the discovery of the errors and the filing of the restated financial statements.

Results of Operations

On November 22, 1996, the Company completed the purchase of the assets of Computer One of Ohio, Inc., an Ohio-based systems integrator. Computer One accounted for 15% of the consolidated total revenue of the Company for the quarter ended December 31, 1996. In its last fiscal year, ended June 30, 1996, Computer One generated revenues of $2.1 million. The Company expects Computer One to make a similarly significant contribution toward the Company's revenues in the remaining quarter of this fiscal year, ending March 31, 1997.

The Company's total revenue was $2.5 million for the quarter ended December 31, 1996, up 43% or $755,000 from the quarter ended December 31, 1995. Product and service revenue increased by $834,000 or 51%, and license revenue declined $79,000 or 58%, compared to the same period last year. As in the previous quarter, there were unit and revenue declines in the Company's AS/400 connectivity product classifications, but these declines were not as steep as they have been in the recent past. The Company believes, as stated previously, that this decline in unit sales is primarily a result of a continued slowdown in purchases of connectivity products in the IBM AS/400 marketplace. The decline was offset by revenue from the Company's Internet service provider (ISP) business; non-AS/400-related product and service sales by the Company's Frostburg, MD systems integration business; product sales made by the Computer Site subsidiary acquired in August, 1996; and by sales of the Computer One subsidiary, acquired six weeks before the end of the December 31, 1996, quarter. The Computer One and Computer Site subsidiaries jointly accounted for 40% of the Company's revenue for the December 31, 1996, quarter.

For the nine months ended December 31, 1996, total revenue was $5.7 million, down 5% or $290,000 from the same period last year. Product and service revenue decreased $48,000 or 1%, and license revenue decreased $242,000 or 64%. On a revenue and per unit basis AS/400 connectivity product sales were down for the nine month period. The Company believes that the general market slowdown in AS/400 connectivity purchases will continue for the foreseeable future. The Company's strategy to offset the declines in revenue from this trend is based on diversifying its product base to provide computer systems and consulting services to organizations in secondary markets. The acquisition of Computer Site and Computer One and other potential acquisitions reflect this strategy.

Gross margin declined to 45.3% for the quarter ended December 31, 1996, from 74.9% in the same period in 1995. The major factor causing this decline is the effect of the Company's increased concentration on the higher-volume, lower-margin systems integration business, as opposed to the Company's historic high-margin AS/400 connectivity business, where the margins remain strong. In subsequent periods the Company expects the trend of lower gross margins to continue, as sales from the systems integration business become a larger proportion of the Company's total revenue. On a year-to-date basis, gross margin declined from 68.8% in the first nine months of 1995 to 55.6% this year.

Selling, general, and administrative expenses (SG&A) decreased by $12,000 in the quarter ended December 31, 1996 compared to the same period in 1995. As a percentage of sales, SG&A was 48.7% of total sales in the current quarter compared with 70.3% of total sales in the same quarter last year. For the nine months ended December 31, 1996, SG&A expenses decreased by $900,000 compared to the same period last year. As a percentage of sales, SG&A was 63.4% of total sales for the nine months compared with 75.5% for the same period last year. Management continues to make selective reductions in costs to help bring costs in line with expected revenues.

The Company's net other expense of $7,000 and $10,000 for the three months and nine months ended December 31, 1996, respectively, is essentially unchanged from net other income of $21,000 and net other expense of $17,000 for the same periods last year.

For the three months and nine months ended December 31, 1996, the Company recognized a corporate tax expense of $22,563 and $31,955, respectively. At December 31, 1996, the Company has a net operating loss carryforward of approximately $623,000, and $734,000 available for offset against future U.S. and U.K. operating profits. The Company also has foreign tax credit carryforwards of approximately $210,000 that can be applied to offset the tax on future U.S. earnings.


Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At December 31, 1996, the Company had $400,000 invested in held-to-maturity securities and an additional $791,000 in cash. The $330,000 increase in cash on hand at December 31, 1996, compared with cash on hand at March 31, 1996, is primarily due to $302,000 of short-term borrowings and a $200,000 issuance of common stock, partially offset by repayments of long-term debt. Investing activities included continued capital investment in the Company's Internet Division, capitalization of software development costs associated with the Company's new Internet voice/fax server product currently in development, capitalization of site licenses for software under license to the Company, and the acquisitions of Computer One and Computer Site. The Company expects that cash generated from operations and cash invested in held-to-maturity securities will satisfy its operating cash needs for the immediate future.

Working capital decreased from $3.2 million at March 31, 1996, to $2.4 million at December 31, 1996, as working capital was expended to fund cash needs. In spite of this reduction, the Company's current ratio remains healthy at 2.5 to 1 at December 31, 1996, as compared to 5.6 to 1 at March 31, 1996. At the end of the December quarter, the Company's book value was $4.2 million or approximately $1.74 per weighted average share outstanding.

Part II   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  The following exhibits are included herein:

          (11.1) Statement re: Computation of Earnings Per Share

          (b) The Company did not file reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 14th day of February, 1997:

Micro-Integration Corp.

By:/s/John A. Parsons
   ---------------------------------
   John A. Parsons
   President, Chairman of the Board,
   Chief Executive Officer

By:/s/John A. Parsons
   ---------------------------------
   John A. Parsons
   Chief Financial Officer