Form 10KSB
period 1997-03-31
MICRO INTEGRATION CORP /DE/
filed 1997-06-30
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended March 31, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $9,659,861

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 2, 1997 was approximately $3,114,924 (based on the price at which the stock was sold on that date).

     The number of shares outstanding of the issuer's classes of common stock as of June 2, 1997: Common Stock, $.01 Par Value - 2,491,939 shares

     Number of shares outstanding of each of the issuer's classes of common equity, as of June 16, 1997 - 2,491,939.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Definitive Proxy Statement for 1997 Annual Meeting of Stockholders -- Items 9, 10, 11, and 12.

     Transitional Small Business Disclosure Format (check one): Yes_____ No__X__

                              Index to Form 10-KSB
                             Micro-Integration Corp.

                                     Part I

Item 1. Description of Business................................................2
Item 2. Description of Properties..............................................8
Item 3. Legal Proceedings......................................................9
Item 4. Submission of Matters to a Vote of Security Holders....................9

                                   Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder
        Matters. .............................................................11
Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................11
Item 7. Financial Statements and Supplementary Data...........................14
Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure..............................................14

                                  Part III

Item 9. Directors, Executive Officers, and Key Personnel
        of the Registrant.....................................................15
Item 10.Executive Compensation................................................15
Item 11.Security Ownership of Certain Beneficial Owners and
        Management............................................................15
Item 12.Certain Relationships and Related Transactions........................15

                                   Part IV

Item 13.Exhibits and Reports on Form 8-K......................................16

                                     Part I

Item 1. Description of Business

Introduction

Micro-Integration Corp. ("MI" or "the Company") designs, develops, markets, sells, and supports computer and networking products and provides consulting, network integration and design services, as well as Internet access and web site design and hosting. The Company sells computers and communications products purchased from others and designs, manufactures, and sells a line of products that provide communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.

The Company's strategy is to provide complete solutions to customers' business problems, instead of providing stand-alone products or services. The Company provides Internet services, consulting, network integration, network configuration, training, and help-desk services to complement computer and network equipment and software sales.

John A. Parsons, the Company's current Chairman and CEO, founded the Company's predecessor, Micro-Integration Inc. ("MII"), in 1978. The Company was formed in 1986 to hold the stock of Micro-Integration Inc. and i.e. Systems, Inc. The two subsidiaries were merged into the Company in 1988. Since inception, the Company and its predecessors have designed, developed, marketed, and supported client-server and PC-to-IBM host communications and connectivity products. In late 1995, the Company began offering Internet access in Western Maryland and began offering other Internet services and network design and integration services.

The Company had a European subsidiary, Micro-Integration Corp. PLC ("MI PLC"), headquartered in Birmingham, U.K., with a sales and service office near Brussels, Belgium, until March 31, 1997, when the majority of the Company's interest in the subsidiary was sold.

Significant Developments During Fiscal Year 1996-1997

During fiscal year 1996-1997 the Company took significant steps to implement its previously announced strategy of transitioning itself from a PC-to-AS/400 communications product development company to a broad-based network integrator and service provider. During this period the Company developed its network services business into a major new source of revenue, leveraging its communications and networking expertise to enter into new markets, such as the Internet Service Provider ("ISP") market. The Company also intends to continue to develop new software and hardware products and introduce new services that will complement its Internet business and expertise.

On August 21, 1996, the Company completed the purchase of the assets of Computer Site, Inc. ("Computer Site"), an Ohio-based network systems integrator. Computer Site accounted for 24% of the consolidated total revenue of the Company for the year ended March 31, 1997.

On November 22, 1996, the Company completed the purchase of the assets of Computer One of Ohio, Inc. ("Computer One"), an Ohio-based network systems integrator. Computer One accounted for 14% of the consolidated total revenue of the Company for the year ended March 31, 1997.

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

On March 31, 1997, the Company completed the sale of 80% of its interest in MI PLC, its wholly-owned European subsidiary. MI PLC accounted for 14% of the consolidated total revenue of the Company for the year ended March 31, 1997. The Company filed a Form 8-K attaching the agreements regarding the sale.


Business Operations

Strategy

The Company is concentrating on increasing revenues and returning to profitability in the short term. Revenue growth will be driven by a focus on large account sales, the addition of new products and services, sales to new customers, and acquisitions of regional network services and systems integration companies. The Company's profit strategy focuses on the addition and expansion of higher-margin products and services and on expense control, including improvement of the Company's internal processes and procedures.

Management believes the Company's long-term success will depend on its ability to identify market segments and develop or acquire products or services that will allow the Company to gain and hold a significant market share and/or maintain above-average gross margins in the segments identified.

Business Units

The Company implements its business strategy through three principal business units: the PC Connectivity unit, the Internet Services unit, and the Technology Services unit. These business units provide the framework for managing the Company's transition from a product-driven PC Connectivity supplier to a solution-driven network integrator. Under the framework of these business units, the Company will continue to expand and foster its customer focus, delivering business solutions. The Company also provides various support and management services to the three business units from a headquarters support group.

PC Connectivity Unit

Prior to the 1996-1997 fiscal year, the Company's PC-to-IBM midrange (System/36, System/38, and AS/400) client-server communications products were the Company's primary business. In the 1996-1997 year, these products became less important as the Company shifted its focus from supplying AS/400 Connectivity products to providing network integration solutions for customers.

Products: The AS/400 Connectivity products provide PC users with easy access to computer applications and data on IBM midrange computers. They provide PC-to-IBM host and Local Area Network ("LAN")-to-IBM host connections using a wide variety of network and communications system configurations, including several types of direct and modem connections, multiple LAN operating systems, communications hardware, and a range of communications servers and gateways. In the fiscal year ended March 31, 1996, these products accounted for approximately 92% of the Company's total revenue; in the year ended March 31, 1997, they accounted for 51% of total revenue. These products continue to supply generous gross margins, however, and contributed 72% of the Company's total gross margin during the year ended March 31, 1997.

Sales and Marketing: The Company sells its AS/400 Connectivity products worldwide through a combination of direct sales and sales through resellers and distributors. U.S. sales are primarily handled by experienced in-house telesales representatives. These sales people handle typical reseller and end-user accounts. The Company also employs one outside sales person in the U.S. for major accounts in the AS/400 Connectivity product line. The Company consults with and supports its resellers with experienced sales, marketing, systems engineering, and technical support staff.

In Europe, the Middle East, and Africa, approximately 30% of the Company's AS/400 Connectivity product sales are made through distributors. Approximately 15% of the Company's revenue for the fiscal year ended March 31,

1997, was attributable to sales made outside the United States. The Company's former subsidiary, MI PLC, contributed 89% of this revenue in the period, and the Company expects the sale of the subsidiary to substantially reduce Company sales revenue outside of the United States.

Manufacturing: The Company manufactures AS/400 Connectivity computer software kits and hardware boards in the U.S. Other products are purchased from a variety of suppliers worldwide.

Raw materials for AS/400 Connectivity software kits are obtained on an as-needed basis, with four to six weeks as the longest lead time from purchase order to receipt of most materials. All materials used in preparation of these software kits can be produced by a large number of vendors, helping to assure quick delivery and competitive pricing. The Company currently contracts with one outside firm in the United States for the production of the Company's custom hardware boards. This firm purchases and stocks raw materials and assembles finished boards on the Company's orders. The Company is currently producing 11 distinct hardware board designs.

The Company maintains an inventory of all items it manufactures which it believes to be sufficient to meet demand. The Company manufactures or purchases and maintains inventory of certain high-volume items in larger quantities.

Competitors: The Company currently has eight major competitors in the IBM midrange client-server connectivity and server segment: IBM, Novell, I.D.E. Associates, Inc., Andrew Corporation, Wall Data, Inc., Better Online Solutions, Inc., DCI, Inc., and Eicon Technology Corp.

The principal competitive factors affecting the market for the Company's PC Connectivity products include: product functionality, ease of use, quality, performance, reliability, quality of customer service and support, product availability, vendor credibility, ability to keep pace with technological change, and price. The PC Connectivity market is subject to rapidly changing technology and evolving standards incorporated into the Internet, PCs, networks, and IBM mainframe and midrange computers. This market is characterized by significant price competition.

Backlog: The Company typically ships AS/400 Connectivity products on the same day orders are received. Because of this, the Company believes that a PC Connectivity product backlog at any given point in time is not a reliable indicator of future sales or earnings. The absence of significant backlog and variations in the purchasing patterns of the Company's customers could contribute to variations in the Company's quarterly results of operations.

Internet Services Unit

The Company offers dial-up and direct-connect Internet access, web site creation, and web site hosting services to customers in Western Maryland. On March 31, 1997, the Company had nearly 3,000 dial-up subscribers and was the largest ISP located in Western Maryland. The Company hosts web sites for more than 50 businesses and organizations and more than 270 individuals.

Sales and Marketing: The Company sells dial-up service through direct mail and advertising in regional newspapers and guides. It has partnered with the school systems in Washington, Allegany, and Garrett Counties, Maryland, to bring free Internet access to all elementary, middle, and high schools. The Company also has co-marketing arrangements with Allegany College and Frostburg State University for Internet access for students.

Web design and hosting services are primarily sold by the Company's Technology Services sales force. See "Sales and Marketing" in the Technology Services Unit subsection.

Competitors: The Company's main competitors for Internet Services in Western Maryland are the major on-line service providers: America Online, CompuServe, and Prodigy. None of these competitors offer high-speed (28.8 kbps or faster) or Integrated Services Digital Network ("ISDN") local-call access to the Internet in the two Western Maryland counties where the majority of the Company's customers are, while the Company offers both high-speed and ISDN service to all customers. None of the other major ISPs, such as AT&T, MindSpring, or Bell Atlantic offer local-call access to their networks from these Western Maryland counties. Management does not believe entry of one of these competitors into the Company's market area would have a significant effect on the Company's results of operations.

The principal competitive factors affecting the market for the Internet services include: speed of connection, availability of local-call access, functionality, quality, reliability, quality of customer service and support, network availability, vendor credibility, ability to keep pace with technological change, and price. The Internet is subject to rapidly changing technology and evolving standards.

Technology Services Unit

The Company believes it distinguishes itself and can obtain significant market share in the markets it serves because of the Company's focus on providing complete solutions to customers' business problems, instead of isolated products or services.

The Company offers computer and network systems design and integration, help desk, training, maintenance, and consulting services on a regional basis through its Technology Services offices in Frostburg, MD and its subsidiaries, Computer One in Lima, OH, and Computer Site in Strongsville, OH.

In conjunction with its service offerings, the Company sells a broad selection of products with a predominant focus on the products of major software vendors such as Microsoft, Lotus, and Novell, and on products of communications equipment, personal computer, and peripheral manufacturers such as Cisco, Compaq, IBM, and Hewlett-Packard. The Company has sales and/or service authorizations from Microsoft, Lotus, Novell, Cisco, IBM, Compaq, US Robotics, Hewlett Packard, NEC, Apple, Dell, and others. No manufacturer's products represented more than 10% of total sales for the year ended March 31, 1997.

Sales and Marketing: The Company sells its networking and computer solutions through sales staffs located in Frostburg, MD, Lima, OH, and Strongsville, OH. These sales people sell network and communications equipment, Internet web design and hosting, computers, computer peripherals, and the services needed to design, install, maintain, and support them. Technology Services sales accounted for 38% of the Company's revenue for the year ended March 31, 1997. The sales staffs are supported by Marketing Support Representatives ("MSR"s) and technical support staff in each office, as well as by a headquarters support group located in Frostburg. The headquarters support group, located in Frostburg, MD, provides pre- and post-sale support, training, consulting, and installation and help desk services for all three offices.

Competition: In the niche markets in which the Company's marketing efforts are focused, there are many competitors who provide one or more products or services similar to the Company's, but few competitors who provide complete solutions to customers' business problems with the breadth of products and expertise offered by the Company. Companies such as Electronic Data Systems ("EDS") and Andersen Consulting offer such breadth of products and expertise, but tend to focus on larger companies. Since the Company's focus is on small- to mid-size organizations, there is not direct competition with those companies focusing on larger customers.

The Company sells products only in conjunction with its networking and consulting services. Therefore, the Company does not generally compete with vendors that sell directly to large purchasers and parties that implement other sales methods, such as direct mail, computer "superstores," and mass merchandisers. Mail-order communications companies such as Black Box and Data Communications Warehouse sell communications products in competition with the Company, but generally do not provide on-site consulting, design, and installation services. Mail-order computer and peripheral companies such as Micro Warehouse and Dell Computers sell computers and peripherals in competition with the Company, but generally do not provide network design and installation services. Local computer superstores such as Best Buy and Comp USA sell computers and peripherals at low prices, but generally do not provide networking equipment or services. Small local computer stores, consultants, and resellers are able to provide both products and services, but generally do not have the breadth of staff or expertise of the Company, especially in such areas as Internet access and programming.

The entire computer industry is characterized by intense competition, based primarily on quality and breadth of products and services, availability of pre-and post-sale support, product and service availability, price, speed of delivery, ability to tailor specific solutions to customer needs, and quality of customer training.

Expansion. The Company will continue to pursue revenue and profit growth through the acquisition of established network integrators and resellers that can add to the Company's sales through increasing the customer base and the Company's geographic coverage.

Backlog: The company stocks a minimal amount of products manufactured by others, relying on distributors' drop shipping and just-in-time shipping to fill orders. As a result, the Company sometimes experiences a short, but not significant, order backlog on products purchased from distributors. Occasionally, demand may outstrip a particular manufacturer's ability to produce, which could result in a significant backlog for the Company and a significant impact on the Company's results of operations. The Company believes that a product backlog at any given point in time is not a reliable indicator of future sales or earnings, although the absence of significant backlog and variations in the purchasing patterns of the Company's customers could contribute to variations in the Company's quarterly results of operations.

Research and Development

As of March 31, 1997, 3 employees were engaged in new product development and testing. The Company spent approximately $394,000 and $585,000, respectively, during the years ended March 31, 1997 and 1996, on product development, enhancement, and maintenance. Of these amounts, $193,000 and $258,000, respectively, were capitalized in the years ending March 31, 1997 and 1996. The capitalized amounts relate to external software development and the licensing of software products and hardware designs for some of the Company's products.

PC Connectivity Products: In the past, the Company has performed research, design, product development, and testing of software and hardware, primarily in the field of PC Connectivity products. During the 1996-1997 fiscal year, the Company significantly scaled back its research and development ("R & D") efforts in the PC Connectivity field, and had only one person involved in PC Connectivity R & D as of March 31, 1997.

Internet Products: The Company is continuing research and development of its Internet Voice/Fax Server ("VFS"), a software product that allows users to place telephone calls, send faxes, and leave voice-mail messages over the Internet, without long-distance telephone charges. The Company has completed development of a four-channel voice/fax hardware adapter that couples four telephone lines to a computer, and can be used by VFS. During the quarter ended March 31, 1997, the Company decided to change the functionality of VFS and the hardware adapter from a proprietary interface to be compatible with the Telephone Application Program Interface ("TAPI") standard recently promulgated by Microsoft and Intel. This change delayed the delivery of the first VFS system by approximately four months, to July, 1997. The Company believes this delay is worthwhile because TAPI compatibility will significantly increase the market for the hardware adapter and VFS software, allowing the hardware adapter to be used with other software products.


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

No material claims have been made against the Company for infringement of proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. As the number of products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs will increasingly become subject to infringement claims. The Company's strategy to develop Internet-based services may also expose the Company to infringement claims on software programs, web sites, or web content in the future. The cost of responding to any such assertion may be material, whether or not the assertion is valid.

Software License and Warranty Terms

The Company's PC Connectivity products are licensed on a per-user, per-host, or per-LAN basis. For certain major customers, the Company makes available enterprise-wide or site licenses. Under the terms of these licenses, the customer acquires a master copy of the software and documentation and the right to make and distribute multiple copies of these materials within the enterprise or site. In addition, certain Company products are priced in volume packs, where the customer pays a lower unit price for a pack that contains a large number of units of the product.

The Company provides a one-year limited warranty against defects in hardware and software products manufactured by the Company. For certain of these hardware products, the Company provides a limited lifetime warranty when the customer returns the registration card. It is the Company's experience that the cost of the extended warranty is immaterial, but there can be no assurance that this will continue to be the case.

The Company's original equipment manufacturer ("OEM") PC Connectivity customers generally have non-exclusive licenses to distribute and market certain products of the Company. The licenses are generally cancelable by the OEM on 90 days notice and by the Company for cause. The Company receives a license fee or royalty based on the number of copies of the Company's technology distributed by the OEM's.

Employees

MI currently has approximately 66 full-time and 11 part-time employees. Approximately 69% of all employees are employed at MI in Frostburg, Maryland, 17% at Computer Site in Strongsville, Ohio, and 14% at Computer One in Lima, Ohio. Approximately two-thirds of the Company's employees work in customer sales and service; approximately 16% work in administration; and approximately 6% work in research and development. The remaining employees provide marketing or product management services.

Environmental

The Company owns or leases several parcels of real estate on which its operations are located. Adjacent to the Company's headquarters building in Frostburg, Maryland, is a property which was formerly operated as a sanitary landfill. The Company leases this property from The Cumberland Allegany County Industrial Foundation ("CACIF"), with an option to purchase. The Company uses part of this property as a parking lot, the rest of the site being open space. Although the Company has not performed an environmental assessment on the property, neither CACIF nor the Company is aware of any environmental problems which would necessitate a cleanup. CACIF has contractually agreed to indemnify the Company should any environmental cleanup costs arise from the property's pre-existing condition (excluding consequential damages). In addition, should any pre-existing environmental condition interrupt or materially impair the Company's use of the property, the Company has the right through at least the year 2023 to require CACIF or Allegany County, Maryland, to promptly alleviate the condition and compensate the Company for any lost use of the property (again, excluding consequential damages). If either or both fail to satisfy this requirement, the Company has the right to obligate CACIF and Allegany County to repurchase the property and reimburse the Company for all improvements made by the Company. There can be no assurance that CACIF and Allegany County will fulfill their contractual obligations to the Company. Were environmental problems to arise with respect to the property, failure by either CACIF or Allegany County to fulfill its obligations, or the occurrence of consequential damages, could have a material adverse effect on the Company.

Governmental Approval of Hardware Products

All computer hardware products must meet certain radiowave emissions standards prescribed by the Federal Communications Commission ("FCC") in the United States and EC Directives in the European Economic Community ("EEC"). The Company's current PC Connectivity products meet the FCC standards and are certified to comply with Conformite Europeene ("CE") in the EEC. The Company does not expect to have problems meeting FCC or CE standards with future products. Although the Company's products meet current FCC and CE radiowave emissions standards, such products sold internationally may not meet the standards of, and may not be approved by, the certification authorities of other countries. If any of the Company's products were found not to meet the standards of any country, the Company would be required to incur the expenses of bringing such products in conformance with those standards or to cease selling the product in that country.

Item 2. Description of Properties

As of March 31, 1997, the Company owned or leased the following facilities:

                                                                                               Approximate        Leased or
      Location                      Type of Facility                 Condition             Square Feet              Owned
----------------------        ------------------------------        ------------         ---------------        ---------------

Frostburg, MD                 Corporate Offices,                    Good                       20,000           Owned     (1)
                              R & D, and distribution

Friendsville, MD              Vacant                                Fair                        3,752           Owned     (2)

Hagerstown, MD                Sales/Service/Internet                Good                        1,020           Leased    (3)

Lima, OH                      Sales/Service                         Good                        2,200           Leased    (5)

Strongsville, OH              Sales/Service                         Excellent                   4,250           Leased    (4)


(1) This property was financed with two separate notes. One is a 20-year, $215,000 note from Allegany County, Maryland, bearing interest at 7.5%, payable through August 2013. The other is a 20-year, $1,005,000 note from the State of Maryland, bearing interest at 5.93%, payable through September 2013. At March 31, 1997, these notes had balances of $200,000 and $928,000, respectively. Management believes the property is adequately covered by insurance.

(2) This property is currently vacant and is on the market for sale.

(3) On September 3, 1996, MI entered into a lease agreement with Fedder Management Corporation for the Hagerstown facility. The rent commencement date was December 1, 1996. The initial term of the lease shall expire on November 30, 1999.

(4) Computer One is currently renting office space in Lima, OH, from Duff Warehouses. The rent commencement date was December 1994. The initial term of the lease expires in November 2000.

(5) Computer Site is currently renting office space in Strongsville, OH, under a month-to-month agreement and has no lease obligation associated with this property.

Item 3. Legal Proceedings

As of March 31, 1997, the Company was involved in a legal dispute with the contractor who built the Company's Frostburg, MD, building, regarding water leaks and the quality of construction. The Company has demanded arbitration under the terms of the contract, and has also filed a suit in Allegany County, Maryland. The Company believes this dispute will be resolved and the contractor is taking action to remediate the defects. Management does not believe this dispute or the resolution thereof will have any significant effect on the Company's results of operations in the future.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal year 1996-1997.

Executive Officers and Key Personnel of the Registrant

     (a)  Executive Officers

          The following sets forth information concerning the individuals who are currently serving as executive officers of the Company:

                     Name           Age                Position
                     ----           ---                --------

              John A. Parsons       53     Chief Executive Officer and CFO
              Barry S. Wirtanen     43     Vice President, Sales

          John A. Parsons, CDP, the Company's founder, has been President, Chairman of the Board of Directors, and a director of the Company since it was founded in 1986. He held the same positions at MII, the Company's predecessor, from its founding in 1978. In January 1997, Mr. Parsons also became Chief Financial Officer of the Company. Prior to inception of the Company, Mr. Parsons was an independent consultant and held positions with Avon Products, Inc. and AT&T. He holds a CDP (Certificate in Data Processing), awarded in 1977.

          Barry S. Wirtanen joined the Company in 1995 as Vice President, Sales. In 1996, he also became President of the Company's subsidiary, Computer Site, Inc. Prior to joining MI, Mr. Wirtanen was vice president of sales and marketing at MRK Computer Systems, Inc., based in Cleveland, Ohio. He has extensive management experience in sales and marketing.

     (b)  Key Personnel

          Thomas M. Eversole is currently President of the Company's Computer One of Ohio, Inc. subsidiary. He held the same position at the subsidiary's predecessor. Prior to that, he held positions at Lima Memorial Hospital, First Federal Savings and Loan Association, and Westinghouse Corporation. He has extensive experience in project management with an emphasis on accounting and financial management.

          P. Edward Fisher is currently the Company's Vice President, Product Development. Mr. Fisher joined the Company in 1978. Prior to becoming Vice President, Product Development in 1993, he was Vice President, Special Products and OEM sales manager.

          John S. Malloch is currently Director of Operations in Frostburg. He has been with the Company since 1996. Prior to joining the Company he was a Management and Sales Education Consultant with Oslo Marketing Group. His background includes thirty years of management and sales experience, including seventeen years with IBM Corp.

          Mark A. Proudfoot is currently the Company's Vice President, Customer Service. Mr. Proudfoot joined the Company in 1981. Prior to becoming Vice President, Marketing, Mr. Proudfoot served as Vice President, Product Development and Vice President, Marketing.

          Ronald J. Scaletta is currently Vice President of the Company's Computer Site, Inc. subsidiary. Prior to joining MI, he held senior sales and marketing positions with MRK Technologies, Ltd. and BasicComputer Corporation, both major network and systems integrators.

          William L. Shomo has been with the Company and its predecessor MII since 1978. He is currently Vice President, Product Research. Prior to assuming his current position in 1995, Mr. Shomo held a variety of positions with the Company, including Vice President, Products, Vice President, Customer Support, and Vice President, Product Development.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Since the Company's initial public offering in May 1994, the Common Stock has been traded in the NASDAQ National Market System under the symbol MINT.

Set forth below are the high and low closing sales price for the Common Stock as reported by NASDAQ for the periods indicated.

          Fiscal Year Ended March 1997            High                Low
    -------------------------------------     -----------         -----------

    First quarter (June 30, 1996)               $ 3.000             $ 1.875
    Second quarter (September 30, 1996)         $ 2.625             $ 1.844
    Third quarter (December 31, 1996)           $ 2.875             $ 1.375
    Fourth quarter (March 31, 1997)             $ 2.125             $ 1.188

The approximate number of record holders of the Common Stock as of March 31, 1997, was 211. The Company estimates that there are in excess of 400 beneficial holders of its Common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following is Management's discussion and analysis of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and related notes.

Overview

As previously reported, the Company's PC Connectivity business is declining in unit and dollar volume. Because of this, revenues for the first six months, ended September 30, 1996, were down 25%, or $1.0 million, from the same period in the prior year.

Approximately mid-year, the Company began to implement a sharply changed strategy and direction, acquiring the assets of two Ohio-based network systems integrators: Computer Site, Inc., and Computer One of Ohio, Inc. This change caused revenue for the last half of the year to increase 81%, or $2.9 million, from the last half of the prior year. For the entire year revenue was $9.7 million, up 24% or $1.9 million from the prior year.

During the first nine months of the year, the Company lost $819,000, as expense reduction efforts failed to keep pace with declining revenues. In the fourth quarter, the Company incurred a loss of $1.4 million, primarily as a result of one-time costs associated with sale of its money-losing European operations, write-off of questionable or obsolete inventory associated with its PC Connectivity business, write-off of questionable receivables, and costs of personnel reductions. For the year, the Company lost $2.2 million.

The Company has continued its program to reduce expenses in its PC Connectivity business to match declining revenues in that business segment, and has sold its European operations, which accounted for a significant portion of the Company's operating loss for the year. The Company expects a shift in business from PC Connectivity to network integration and technology services to continue for the foreseeable future.

Results of Operations

Comparison of Fiscal Year 1996-1997 to Fiscal Year 1995-1996

The Company's total revenue increased $1,876,000, or 24%, from $7.8 million in fiscal year 1995-1996 to $9.7 million in fiscal year 1996-1997. This increase was accomplished through the start up of the new network integration and technology services strategy, which accounted for an increase of $3.9 million or 40% of total revenue for fiscal year 1996-1997. The increase in this revenue offset the continued decline of PC Connectivity product and royalty revenues, which decreased $1.8 million (24%) and $245,000 (53%), respectively, from the 1995-1996 year.

Revenue related to sales of the Company's PC Connectivity products (including license revenue) outside of the United States represented $1.5 million (15% of total revenue) in fiscal year 1996-1997, compared to $2.2 million (28% of total revenue) in fiscal year 1995-1996. The Company expects this revenue to be significantly lower in the future, since the Company has divested its European subsidiary, which accounted for $1.3 million or 89% of international sales for the 1996-1997 year.

Gross profit declined to 47.7% in fiscal year 1996-1997 from 68.2% in fiscal year 1995-1996. The PC Connectivity product margin declined by 6.4% from 66.2% last year to 62.0% in fiscal 1996-1997. The remainder of the decline was caused by the lower margins realized in the Company's network integration and technology services business. The Company expects gross margins to continue to decline as these businesses make up a larger proportion of the Company's total business.

The Company's cost cutting measures reduced selling, general, and administrative ("SG&A") costs by $806,000 during the period. This decrease was offset by new SG&A costs of $702,000 associated with the acquisitions of Computer Site and Computer One. This resulted in a net decrease to SG&A expenses of $104,000. This decrease would be significantly larger if not for the one-time costs associated with the sale of the MI PLC European subsidiary and staff reductions in the Company's PC Connectivity business. The operating expenses of MI PLC, $885,000 in fiscal year 1996-1997, have been eliminated by the sale of the subsidiary, and the Company continues to reduce other expenses to match costs with declining sales in the PC Connectivity business. The Company expects SG&A expenses in its network integration and technology services business to increase in the future as this segment continues to grow, and these increases will partially offset SG&A reductions in the PC Connectivity segment.

Bad debt expense increased $411,000 from $152,000 in fiscal 1995-1996 to $563,000 in fiscal 1996-1997. Of the $411,000 increase, $236,000 (57%) was recorded as a result of allowance for notes receivable relating to the debt restructure due to the sale of MI PLC and $87,000 (21%) was incurred by MI PLC. The remaining $88,000 (22%) increase in bad debt expense was incurred by the Company in the normal course of business. The Company has implemented an aggressive collections program in an attempt to lower the ratio of bad debt to sales.

Depreciation and amortization expenses decreased by $20,000 (4.4%) to $435,000 in fiscal year 1996-1997 from $455,000 in fiscal year 1995-1996. Included is deferred compensation amortization of $99,000 and $113,000 in fiscal year 1996-1997 and fiscal year 1995-1996, respectively. Amortization of deferred compensation is the annual amortization of the value of stock options that were granted as inducement for certain key employees to join the Company. As of March 31, 1997, deferred compensation was fully amortized.

The Company's net other income/expense decreased $298,000 from net other expense of $43,000 in fiscal year 1995-1996 to net other expense of $341,000 in fiscal year 1996-1997. This increase is the net effect of a loss on the sale of MI PLC of $173,000; an impairment loss of $65,000 and other net losses of $76,000 recorded by MI Corp.; and losses of $21,000 and $20,000 for the Computer Site and Computer One subsidiaries, respectively. These losses were partially offset by a decrease in MI PLC interest expense of $43,000 and a favorable exchange rate variance of $14,000.

In fiscal 1996-1997, the Company recorded $51,000 in income tax expenses. At March 31, 1997, the Company has foreign tax credit carryforwards of approximately $180,000, a federal net operating loss carryforward of $2,300,000 and a federal capital loss carryforward of $11,000.

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

Gross profit declined to 68.2% in fiscal year 1995-1996 from 71.9% in fiscal year 1994-1995. The entire decline in gross margin is attributed to the first quarter write-off of Terminal Access Server (TAS) inventory and specialized software, an expense of $249,000. Excluding this one-time charge, the gross margin for the year would have been essentially unchanged at 71.4%, compared to 71.9% in fiscal year 1994-1995. Management expects that the gross margin percentage on the current product line will decline as competitive price pressures are encountered and as the license revenue percentage of total revenue declines.

SG&A expenses decreased from $8.0 million in fiscal year 1994-1995 to $5.6 million in fiscal year 1995-1996, a reduction of $2.4 million (30%). The overall decrease resulted from reduced marketing costs, salaries and benefits, and general operating costs. These reductions were partially offset by an increase in bad debt expense of $96,000.

Depreciation and amortization expenses decreased to $455,000 in fiscal year 1995-1996, compared to $523,000 in fiscal year 1994-1995, including deferred compensation amortization of $113,000 and $126,000 in fiscal year 1995-1996 and fiscal year 1994-1995, respectively.

The Company's net other income/expense decreased from a net other income of $132,000 in fiscal year 1994-1995 to a net other loss of $43,000 in fiscal year 1995-1996. The drop in net other income/expense of $175,000 year-to-year is primarily due to an exchange rate transaction gain of $200,000 included in the 1994-1995 amounts, offset by a reduction in interest expense of $27,000 due to lower interest rates and debt redemption in fiscal year 1995-1996.

In fiscal 1995-1996, the Company recorded a $34,000 income tax benefit as a result of using the remainder of the operating loss carryback available as a result of the operating losses incurred by MI USA and the MI USA write-off of its $1,051,000 investment in MI Europe in fiscal 1994-1995. At March 31, 1996, the Company had a net operating loss carryforward of approximately $70,000, and $500,000 available for offset against future U.S. and U.K. operating profits. The Company also had foreign tax credit carryforwards of $194,000.

Liquidity and Capital Resources

In the fiscal year ended March 31, 1997, the Company satisfied its cash requirements primarily through the sales of marketable securities, short-term borrowings, and the issuance of common stock. At March 31, 1997, the Company had $100,000 of the 1995 initial public offering invested in available-for-sale securities and an additional $371,000 held as cash.

During the year cash used in operations exceeded cash provided by operations by $580,000. The Company invested $300,000 acquiring property plant and equipment, primarily for its Internet business, and $200,000 in research and development of its VFS software and associated four-channel voice/fax hardware adapter (see Research and Development in Item 1. Description of Business). These activities were funded by the sale of marketable securities, net new financing, and through the use of existing cash, in the amounts of $900,000, $387,000 and $90,000 respectively.

The Company's working capital decreased by $2.1 million, from $3.2 million at March 31, 1996, to $1.1 million at March 31, 1997, as working capital was expended to fund cash needs caused by the loss incurred and in the disposition of the European operations.

The Company's subsidiaries have floor-plan facilities totaling $1.3 million with an outstanding balance of $756,000 as of March 31, 1997. In addition, the Company has two working capital credit lines with U.S. banks. One credit line has a $150,000 limit, is secured by a deposit from MI, and had an outstanding balance of $85,000 as of March 31, 1997. The second line is for $400,000, is renewable annually, and is limited to the lesser of $400,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of March 31, 1997, had an outstanding balance of $377,500. The bank has informed the Company that they do not intend to renew this credit line and intend to terminate the lending relationship. The Company is actively seeking alternative financing, and cash generated from operations will have to satisfy working capital needs until alternative financing is obtained.

Item 7. Financial Statements and Supplementary Data

The information required by this Item 7 is set forth on pages F-1 through F-22.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9.  Directors, Executive Officers, and Key Personnel of the Registrant

Directors

The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders ("Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") no later than July 3, 1997, and is hereby incorporated by reference herein.

Executive Officers and Key Personnel

See Part I, Executive Officers and Key Personnel of the Registrant.

Section 16(a)  Beneficial Ownership Reporting Compliance

The information required by this Item is presented under the caption "Other Matters - Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1997, and is hereby incorporated by reference herein.

Item 10.  Executive Compensation

The information required by Item 10 is presented under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1997, and is hereby incorporated by reference herein.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1997, and is hereby incorporated by reference herein.

Item 12.  Certain Relationships and Related Transactions

The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission no later than July 3, 1997, and is hereby incorporated by reference herein.

                                     Part IV

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          The Exhibits listed below are filed or incorporated by reference herein.

                                  EXHIBIT INDEX
                                  --------------

 Exhibit                     Description of Document
 Number                      -----------------------
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

10.3 Agreement between Micro-Integration Corp., Micro-Integration Europe n.v., and Gabor Weiner entered into September 28, 1990, filed as
            Exhibit 10.3 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.4 Agreement between Micro-Integration Corp. and Gabor Weiner entered into on September 28, 1990, filed as Exhibit 10.4 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.5 Amendment to Agreements between Micro-Integration Corp., Micro-Integration Europe n.v., and Gabor Weiner entered into on March 21, 1994, filed as Exhibit 10.5 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.6 Contract of Sale made on August 23, 1995, between CCSAC Federal Credit Union and Micro-Integration Corp., filed as Exhibit 10.6 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.7        Agreement made as of May 20, 1993, between Micro-Integration Corp.
            and Lashley Construction, Inc., filed as Exhibit 10.7 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.8        Contract of Sale made on September 16, 1992, between
            Micro-Integration Corp., Cumberland Allegany County Industrial Foundation, and the Board of County Commissioners of Allegany County, Maryland, filed as Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.9        Promissory Note dated September 24, 1993, payable by
            Micro-Integration Corp. to the Board of County Commissioners of Allegany County, Maryland or order, filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.10       Promissory Note dated September 24, 1993, payable by
            Micro-Integration Corp. to the order of the Board of County Commissioners of Allegany County, Maryland, filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.11 Revolving Note Agreement dated May 17, 1993, by and between Micro-Integration Corp. and The First National Bank of Maryland, filed as Exhibit 10.11 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.12 Business Promissory Note dated September 22, 1993, payable by Micro-Integration Corp. to the order of The First National Bank of Maryland, filed as Exhibit 10.12 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.13 Agreement and Plan of Reorganization made in April 1986 by and among Micro-Integration Corp., Micro-Integration Inc., John A. Parsons, i.e. Systems, Inc., and the Stockholders named therein, filed as
            Exhibit 10.14 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.14 Indemnification Agreements between Micro-Integration Corp. and its directors and officers, filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended March 31, 1996, is hereby incorporated by reference.

11.1        Statement of computation of per share earnings.

21.1        Subsidiaries of Micro-Integration Corp.

23.1        Consent of Independent Accountants.

     (b)  Reports on Form 8-K.

          Form 8-K disclosing the sale of 80% of MI PLC by MI was filed March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated June 30, 1997                                                  REGISTRANT:

                                                         Micro-Integration Corp.

                                                   By:/s/ John A. Parsons
                                                   -----------------------------
                                                                 John A. Parsons
                                               President, Chairman of the Board,
                             Chief Executive Officer and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:           /s/ John A. Parsons                        June 30, 1997
   ---------------------------------
                John A. Parsons
       President, Chairman of the Board,
Chief Executive Officer and Chief Financial Officer
         (principal executive officer)

By:          /s/ Maxwell F. Eveleth, Jr.                 June 30, 1997
   ----------------------------------------
             Maxwell F. Eveleth, Jr.
                 Director


By:          /s/ Wayne M. Lee                            June 30, 1997
   -----------------------------------------
               Wayne M. Lee
                Director

By:          /s/ W. Braun Jones, Jr.                     June 30, 1997
   -----------------------------------------
              W. Braun Jones, Jr.
                  Director

                          Annual Report on Form 10-KSB

                       Item 14(a)(I) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedules

                                Certain Exhibits

                          Financial Statement Schedules

                            Year Ended March 31, 1997

                             Micro-Integration Corp.

                                  Frostburg, MD

                    Micro-Integration Corp. and Subsidiaries
                   Index to Consolidated Financial Statements

                   Years Ended March 31, 1997, 1996, and 1995


Report of Independent Auditors .....................................         F-2


Audited Consolidated Financial Statements:
    Consolidated Balance Sheets ....................................         F-4
    Consolidated Statements of Operations ..........................         F-6
    Consolidated Statements of Shareholders' Equity ................         F-7
    Consolidated Statements of Cash Flows ..........................         F-8

Notes to Consolidated Financial Statements .........................         F-9

Audited Financial Schedules:
    Consolidated Financial Statement Schedule:
    Schedule II -- Valuation and Qualifying Accounts ...............        F-22



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         [LETTERHEAD] Ernst & Young LLP

                         Report of Independent Auditors

 Board of Directors
 Micro-Integration Corp.

We have audited the accompanying consolidated balance sheets of Micro-Integration Corp. as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 7. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro-Integration Corp. at March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  Ernst & Young LLP


May 30, 1997


       Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                       This page intentionally left blank.

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                             March 31
                                                         1997           1996
                                                     -----------    -----------
ASSETS

Current Assets
     Cash                                            $   370,598    $   460,874
     Marketable securities, available-for-sale           100,000      1,000,000
     Receivables
        Trade, net of allowance for doubtful
            accounts $76,324 and $145,616              1,872,291      1,300,838
        Note                                              70,000           --
        Tax refund                                        46,141        103,086
     Inventory                                           596,556        933,522
     Prepaid expense                                      97,576        114,967
     Deferred income taxes                                  --           23,483
                                                     -----------    -----------

        Total Current Assets                           3,153,162      3,936,770
                                                     -----------    -----------


Property, Plant, and Equipment
     Land                                                 92,962         92,962
     Buildings                                         1,455,518      1,455,518
     Equipment                                         1,384,231      1,447,128
     Automobiles                                          83,952        238,738
     Property held for sale                               58,794         59,933
                                                     -----------    -----------
                                                       3,075,457      3,294,279
     Less accumulated depreciation                    (1,041,637)    (1,149,678)
                                                     -----------    -----------
                                                       2,033,820      2,144,601

Cash Surrender Value of Life Insurance
     and Other Noncurrent Assets, Net                    298,437        177,402


Intangible Assets, Net of Amortization                   745,912        356,052
                                                     -----------    -----------


                                                     $ 6,231,331    $ 6,614,825
                                                     ===========    ===========

                    MICRO-INTEGRATION CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                 March 31
                                                            1997           1996
                                                       -----------    -----------
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
     Demand notes payable                              $   462,500    $      --
     Current portion of long-term debt and
          capital lease obligations                        196,181        299,067
     Accounts payable                                      933,434        202,049
     Accrued expenses                                      471,137        198,044
     Income tax payable                                      1,800          1,000
                                                       -----------    -----------

          Total Current Liabilities                      2,065,052        700,160
                                                       -----------    -----------


Long-Term Liabilities
     Debt, less current portion                          1,210,139      1,133,008
     Capital lease obligations, less current portion          --           53,202
     Deferred income taxes                                    --           42,985


Shareholders' Equity
     Common stock - $.01 par value; authorized
          12,000,000 shares; issued 2,641,477 and
          2,515,427 in 1997 and 1996, respectively          26,415         25,155
     Additional capital                                  5,603,263      5,404,795
     Retained deficit                                   (2,292,644)      (113,162)
     Foreign currency translation                             --         (176,376)
                                                       -----------    -----------

                                                         3,337,034      5,140,412
     Less deferred compensation                               --           99,048
     Less treasury stock                                   380,894        355,894
                                                       -----------    -----------

                                                         2,956,140      4,685,470
                                                       -----------    -----------

                                                       $ 6,231,331    $ 6,614,825
                                                       ===========    ===========

See Notes to Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                                         Year ended March 31
                                                  1997            1996            1995
                                             ------------    ------------    ------------
 REVENUE
    License revenue                         $    218,710    $    463,476    $    754,182
     Product revenue                            9,441,151       7,320,540       9,368,616
                                             ------------    ------------    ------------
         Total Revenue                          9,659,861       7,784,016      10,122,798

     Cost of goods sold                         5,056,754       2,471,761       2,847,393
                                             ------------    ------------    ------------
         Gross Profit                           4,603,107       5,312,255       7,275,405

Operating Expenses
     Selling, general, and administrative       5,393,222       5,497,642       7,963,519
     Bad debt                                     562,786         152,339          56,385
     Restructuring expense                             --              --         462,579
     Depreciation and amortization expense        434,863         454,955         522,810
                                             ------------    ------------    ------------
                                                6,390,871       6,104,936       9,005,293

         Operating Loss                        (1,787,764)       (792,681)     (1,729,888)

Other Income (Expense)
     Interest expense                            (131,857)       (111,533)       (138,346)
     Other income                                  29,269          68,796         270,504
     Impairment loss                              (65,203)             --              --
     Loss on sale of subsidiary                  (172,768)             --              --
                                             ------------    ------------    ------------
                                                 (340,559)        (42,737)        132,158
                                             ------------    ------------    ------------

         Loss before Income Taxes              (2,128,323)       (835,418)     (1,597,730)

         Income tax expense (benefit)              51,159         (34,169)       (510,944)
                                             ------------    ------------    ------------

             Net Loss                        $ (2,179,482)   $   (801,249)   $ (1,086,786)
                                             ============    ============    ============

Loss per Share                               $      (0.89)   $      (0.33)   $      (0.46)
                                             ============    ============    ============

Weighted Average Number of
     Common Shares Outstanding                  2,437,556       2,413,555       2,352,030
                                             ============    ============    ============

See Notes to Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity



                                                                                   Equity
                                                                                 adjustment
                                             Common                                from
                                 Common       stock                  Retained     foreign
                                 stock      $0.01 par    Additional  earnings     currency    Deferred      Treasury        Total
                                 shares       value       capital    (deficit)   translation compensation     stock        equity
                              -----------------------------------------------------------------------------------------------------
Balance, March 31, 1994        1,810,900  $    18,110  $ 1,551,585 $ 1,774,873  $   (21,419) $  (379,349)  $        --  $ 2,943,800
                              -----------------------------------------------------------------------------------------------------

Aggregate translation
     adjustment                                                                     (82,009)                                (82,009)

Issuance of common stock,
     net of offering expenses    621,227        6,212    3,950,915                                                        3,957,127

Stock options exercised           38,400          384                                                                           384

Repurchase of common stock                                                                                    (240,591)    (240,591)

Amortization of deferred
     compensation                                                                                              126,440      126,440

Net loss for 1995                                                   (1,086,786)                                          (1,086,786)

                              -----------------------------------------------------------------------------------------------------
Balance, March 31, 1995        2,470,527       24,706    5,502,500     688,087     (103,428)    (252,909)     (240,591)   5,618,365
                              -----------------------------------------------------------------------------------------------------

Aggregate translation
     adjustment                                                                     (72,948)                                (72,948)

Stock options exercised           44,900          449                                                                           449

Stock options cancelled-
     unamortized deferred
     compensation                                          (41,121)                               41,121                         --

Deferred compensation
     cancelled                                             (56,584)                                                         (56,584)

Amortization of deferred
     compensation                                                                                112,740                    112,740

Repurchase of common stock                                                                                    (115,303)    (115,303)

Net loss for 1996                                                     (801,249)                                            (801,249)

                              -----------------------------------------------------------------------------------------------------
Balance, March 31, 1996        2,515,427       25,155    5,404,795    (113,162)    (176,376)     (99,048)     (355,894)   4,685,470
                              -----------------------------------------------------------------------------------------------------

Aggregate translation
     adjustment                                                                     176,376                                 176,376

Stock options exercised           32,212          322                                                                           322

Stock issuance                    93,838          938      198,468                                                          199,406

Amortization of deferred
     compensation                                                                                 99,048                     99,048

Repurchase of common stock                                                                                     (25,000)     (25,000)

Net loss for 1997                                                   (2,179,482)                                          (2,179,482)

                              -----------------------------------------------------------------------------------------------------
Balance, March 31, 1997        2,641,477  $    26,415  $ 5,603,263 $(2,292,644) $        --  $        --   $  (380,894) $ 2,956,140
                              =====================================================================================================

See Notes to Consolidated Financial Statements.

                                              Micro-Integration Corp. and Subsidiaries
                                                Consolidated Statements of Cash Flow

                                                                                                   Year ended March 31
                                                                                            1997            1996            1995
                                                                                       ------------    ------------    ------------
Cash Flows from Operating Activities
Net loss                                                                               $ (2,179,482)   $   (801,249)   $ (1,086,786)
Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                                          578,706         599,998         617,450
     Loss on sale of subsidiary                                                             172,768
     Loss (gain) on disposal of assets                                                        7,558          (2,069)         10,259
     Impairment loss                                                                         65,203              --              --
     Loss on sale of available-for-sale securities                                               --              --          47,263
     Deferred income taxes                                                                  (19,502)         20,699          54,600
     Other                                                                                  (58,133)             --              --
Change in operating assets and liabilities:
     Accounts receivable                                                                   (396,075)        415,482           9,952
     Inventory                                                                              440,339         113,128         (11,044)
     Prepaid expense                                                                        (22,233)        111,719        (103,304)
     Income taxes receivable                                                                  2,349         667,997        (705,231)
     Accounts payable                                                                       513,815        (481,747)         (6,824)
     Accrued expenses                                                                       274,747        (127,778)          9,095
     Income taxes payable                                                                    39,640           1,000        (130,762)
                                                                                       ------------    ------------    ------------
Net cash (used in) provided by operating activities                                        (580,300)        517,180      (1,295,332)

Cash Flows from Investing Activities
     Acquisition of property, plant, and equipment                                         (299,927)       (310,852)       (425,103)
     (Increase) decrease in other noncurrent assets                                        (199,585)       (304,209)        177,559
     Purchase of available-for-sale securities                                           (6,800,000)    (12,000,000)     (5,011,202)
     Proceeds from sales of available-for-sale securities                                 7,700,000      12,500,000       3,463,939
     Cash received in acquisition of subsidiaries                                            37,432              --              --
     Increase in cash surrender value of life insurance                                      (1,035)         (1,976)         (9,956)
     Proceeds from sale of fixed assets                                                      14,961          14,224          25,858
                                                                                       ------------    ------------    ------------
Net cash provided by (used in) investing activities                                         451,846        (102,813)     (1,778,905)

Cash Flows from Financing Activities:
     Issuance of notes payable and long-term debt                                           387,183              --         176,706
     Repayments of notes payable, long-term debt, and
        capital lease obligations                                                          (341,390)       (227,776)       (309,933)
     Net repayment of short-term debt                                                            --              --         (37,981)
     Issuance of common stock                                                                    --             449       3,957,127
     Repurchase of common stock                                                                  --        (115,303)       (240,591)
                                                                                       ------------    ------------    ------------
Net cash provided by (used in) financing activities                                          45,793        (342,630)      3,545,328

Currency Adjustments:
     Effect of exchange rate changes on cash                                                 (7,615)        (37,948)       (184,656)
                                                                                       ------------    ------------    ------------
     (Decrease) increase in cash                                                            (90,276)         33,789         286,435
     Cash at beginning of year                                                              460,874         427,085         140,650
                                                                                       ------------    ------------    ------------
     Cash at end of year                                                               $    370,598    $    460,874    $    427,085
                                                                                       ============    ============    ============

Schedule of Noncash Investing and Financing Activities:

Due to the acquisitions of Computer Site and Computer One during the year, the Company had the following noncash investing and financing activities:

     Assets acquired, excluding cash                                                   $   (666,278)
     Liabilities assumed                                                                    785,023
     Goodwill recorded                                                                     (281,041)
     Common stock issued                                                                    199,728
                                                                                       ------------
     Cash acquired in acquisition                                                      $     37,432
                                                                                       ============

See Notes to Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.  Significant Accounting Policies

Nature of Operations

The principal business activity of Micro-Integration Corp. and subsidiaries (the "Company") is the development, design, marketing, selling, and support of computer and networking products. Services provided include consulting, network integration and design services, Internet access, and web site design and hosting. The Company sells computers and communications products purchased from others and designs, manufactures, and sells its own products that provide communications and connectivity between personal computers and IBM mainframe and midrange AS/400 computers.

Principles of Consolidation

The consolidated financial statements of Micro-Integration Corp. ("MI") and subsidiaries include the accounts of MI and its subsidiaries, Computer Site, Inc. ("Computer Site") and Computer One of Ohio, Inc. ("Computer One"). The Company consolidates all subsidiaries in which it has a controlling interest (greater than 50% owned). The consolidated statements of operations includes the operations of Micro-Integration PLC ("MI PLC") through March 31, 1997. All significant intercompany accounts have been eliminated.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line method over the shorter of the lease term or estimated useful life of the asset.

Accounting for the Impairment of Long-Lived Assets

During fiscal year 1997, the Company evaluated the ongoing value of certain computer equipment. Based on this evaluation, the Company determined that the equipment was impaired and adjusted it to its fair value.

Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding and common stock equivalents of dilutive stock options.

Intangible Assets

Goodwill is being amortized on a straight-line basis over its estimated useful life of fifteen years and organization costs over five years.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

License fees are amounts paid for products designed externally and are amortized based on unit sales not to exceed a period of three years from the date of the product release or first sale.

The Company capitalizes costs associated with new software development and enhancements in accordance with the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software costs begins upon the establishment of technological feasibility and ceases when the software is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs require considerable judgment by management with respect to certain external factors, including but not limited to, changes in software and hardware technologies, anticipated future gross revenues, and estimated economic life. The Company capitalized $193,000, $258,000, and $45,000 for 1997, 1996, and 1995, respectively. Amortization of capitalized software development costs is provided on a product-by-product basis and is based on unit sales not to exceed a period of three years. The amortization charged to cost of sales was $129,000, $191,000, and $90,000 for 1997, 1996, and 1995,
respectively.

Other intangible assets represent contract rights and customer lists and are amortized over their estimated useful life of five years (See Note 13 for details).

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

Research and Development

Research and development ("R & D") costs approximating $201,000, $327,000, and $960,000 were charged to expense for 1997, 1996, and 1995, respectively. R & D costs are included in the selling, general, and administrative section of operating expenses.

Translation of Foreign Currency

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with generally accepted accounting principles. Revenues, costs, and expenses are translated at the average rates of exchange prevailing during the year. Exchange adjustments resulting from foreign currency transactions are recognized in income.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, accordingly, recognizes no compensation expense for the stock option grants.

Fair Value of Financial Instruments

The carrying amounts of cash, marketable securities, accounts receivable, notes receivable, accounts payable, and accrued expenses approximate their fair values.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


2.  Inventory

Inventory consisted of the following:

                                        March 31
                                   1997         1996
                               ---------    ---------
              Raw material     $ 129,766    $ 274,623

              Finished goods     466,790      658,899
                               ---------    ---------
                               $ 596,556    $ 933,522
                               =========    =========

3.  Notes Payable and Long-Term Debt

The Company has a $400,000 line of credit with a U.S. bank, secured by accounts receivable and inventory. Outstanding borrowings are payable on demand and bear interest at the bank's prime lending rate plus 3/4% (9.25 % at March 31, 1997). There was $377,500 and $0 outstanding on this line of credit as of March 31, 1997 and 1996, respectively.

The Company also has a $150,000 line of credit with a U.S. bank, secured by a deposit from MI. Outstanding borrowings are payable on demand and bear interest at the bank's prime lending rate plus 1.5% (10.0% at March 31, 1997). There was $85,000 outstanding on this line of credit as of March 31, 1997.

Long-term debt consisted of the following:

                                                                                                                  March 31
                                                                                                           1997              1996
                                                                                                        ----------        ----------
Note payable in monthly installments of $364 including principal and
interest at 10.5% through August 1998, secured by real property                                         $    5,731        $    9,295

Note payable in monthly  installments of $1,765 including principal and interest at 7.5% through August 2013, secured by real property
Interest-only payments paid through March 31, 1994                                                         199,621           205,583

Note  payable in  quarterly  installments  of $22,132  including  principal  and interest at 5.93% commencing  December 1994 through  September 2013,  secured by real property. Interest-only payments
from date of first proceeds payment through initial 15 months                                              927,655           959,965

Note payable in monthly  principal  installments of $6,667 plus interest at 3/4%
above prime through September 1998, secured by assets of
the business                                                                                               118,233           200,000

Note payable in monthly  installments of $1,068 plus interest at 8.5% commencing
January 1995 through January 2001, secured by assets
of the business                                                                                             62,035              --

Note payable in monthly installments of $623 including principal
and interest at 6.0% commencing January 1995 through December 2000                                          29,558              --

Note payable in monthly  installments  of $1,190 plus  interest at prime plus 1%
commencing November 1994 through November 1999,
secured by assets of the business                                                                           62,791              --
                                                                                                        ----------        ----------

                                                                                                        $1,405,624        $1,374,843
                                                                                                        ==========        ==========

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

The fair value of the Company's debt was determined using quoted market prices and is $1,725,167 at March 31, 1997.

Combined maturities for long-term debt by year and in the aggregate consisted of the following:

                                            March 31
                                         -----------
                 1998                      $ 195,485
                 1999                         80,534
                 2000                         84,653
                 2001                         83,585
                 Thereafter                  961,367
                                         -----------

                                         $ 1,405,624
                                         ===========

During the years ended March 31, 1997, 1996, and 1995, the Company paid interest related to these borrowings of $92,000, $94,000, and $107,000, respectively.

Among the provisions of the loan agreement with a U.S. bank related to a line of credit for working capital purposes and a separate note, certain financial covenants are imposed which require the Company to maintain minimum cash flows to debt service coverage. As a result of operating losses, the Company was in violation of the minimum cash flow to debt service coverage covenant at March 31, 1997. The bank has informed the Company that they do not intend to renew this credit line and intend to terminate the lending relationship. The Company is actively seeking alternative financing.

4.   Shareholders' Equity

Common and preferred stock reported on the Company's balance sheet consisted of the following:

                                                              1997                                        1996
                                               -----------------------------------         -----------------------------------
                           Authorized              Issued           Outstanding                Issued           Outstanding
                         ----------------      ----------------   ----------------         ---------------    ----------------

Common stock               12,000,000             2,641,477          2,491,939               2,515,463             2,385,925

Preferred stock             4,000,000                  --                 --                      --                    --

All stock has a $0.01 par value. The dividend rights of preferred stock have not been established.

During fiscal year 1995, the Company issued 621,227 shares of common stock in an initial public offering of stock. Key employees also exercised stock options for 38,292 shares of common stock. During the last quarter of fiscal year 1995, the Company repurchased 70,000 shares of common stock as follows: February 2, 1995, 25,000 shares at $4.00 per share; March 2, 1995, 25,000 shares at $3.00 per share; and March 14, 1995, 20,000 shares at $3.00 per share.

During fiscal year 1996, key employees exercised stock options for 42,340 shares of common stock. In addition, during the last half of fiscal year 1996, the Company repurchased 50,000 shares of common stock as follows: November 27, 1995, 30,000 shares at $2.00 per share; March 15 1996, 20,000 shares at $1.88 per share. Also during 1996, the Company acquired as treasury stock 9,538 shares of common stock from two former employees of the Company.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

4.   Shareholders' Equity (continued)

During 1997, key employees exercised stock options for 32,212 shares of common stock. During the third quarter of fiscal year 1997, the Company issued 93,838 shares of common stock in a stock purchase transaction to acquire Computer One subsidiary. Additionally, the Company acquired as treasury stock 20,000 shares of common stock that were received as payment in the sale of MI PLC (See Note
11).

5.   Lease Commitments

The Company leases office space for its subsidiary Computer One. This lease expires in November 2000. The annual expense associated with this lease is $15,000. The Company leases office space in Hagerstown, MD, to house its internet equipment. This lease expires in December 1998. The annual expense associated with this lease is $10,000. The Company leases equipment and automobiles under the terms of various capital lease and operating lease agreements, all of which expire by the year 2000. During the year ending March 31, 1997 and 1996, the Company did not acquire any assets under capital lease obligations.

Property, plant, and equipment include the following amount for capitalized leases at the dates indicated:

                                                            March 31
                                                     1997                1996
                                                  ---------           ---------
           Equipment                              $  21,650           $ 166,899

           Automobiles                                 --               153,120
                                                  ---------           ---------

                                                     21,650             320,019

           Less:  Accumulated amortization          (10,516)           (210,995)
                                                  ---------           ---------

                                                  $  11,134           $ 109,024
                                                  =========           =========

Future minimum payments for these leases, by year and in the aggregate, consisted of the following at the dates indicated:

                                                         March 31
                                                  Capital        Operating
                                                  Leases          Leases
                                                 --------        --------

       1998                                      $    701        $ 99,011
       1999                                            --          65,103
       2000                                            --          13,124
       Thereafter                                      --              --
                                                 --------        --------

       Total minimum lease payments                   701        $177,238
                                                                 ========

       Less amounts representing interest               6
                                                 --------

       Present value of future minimum
       capital lease payment                     $    695
                                                 ========


Rent expense related to the operating leases was $152,000, $179,000 and $225,000 for the years ended March 31, 1997, 1996, and 1995, respectively. Interest expense recognized and paid on the capital lease obligations was $1,000, $15,000, and $26,000 during the years ended March 31, 1997, 1996, and 1995, respectively.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

6.  Income Taxes

Income tax expense (benefit) for the years ended March 31, 1997, 1996, and 1995, consisted of the following:


                                     1997              1996              1995
                                  ---------         ---------         ---------
          Current:
             Federal              $  11,133         $ (78,858)        $(490,040)
             State                    2,350              (821)          (72,000)
             Foreign                 12,154            24,811            57,600
                                  ---------         ---------         ---------

                                     25,637           (54,868)         (504,440)
                                  ---------         ---------         ---------

          Deferred:
             Federal                 25,522            24,994            (8,047)
             State                       --            (4,295)            1,543
             Foreign                     --                --                --
                                  ---------         ---------         ---------

                                     25,522            20,699            (6,504)
                                  ---------         ---------         ---------

                                  $  51,159         $ (34,169)        $(510,944)
                                  =========         =========         =========


Deferred tax expense (benefit) is determined by the change in the liability or asset for deferred taxes. The source of these changes and the tax effect are as follows:

                                                     Years Ended March 31
                                             1997          1996          1995
                                          ---------     ---------     ---------
Depreciation expense                      $ (22,995)    $  (1,631)    $  (3,892)

Deferred compensation expense               (23,042)       20,309        45,155

Bad Debts                                   (88,875)      (16,900)           --

Research and development expense             33,875        48,840        (2,456)

Inventory                                   (23,651)           --            --

Foreign tax credit                           14,203       (62,440)     (131,412)

Research and development credit                  --       (37,476)           --

Capital loss carryforward                    (5,345)           --            --

Investment                                   64,400            --            --

Other                                         7,998        (7,289)        1,565

Minimum tax carryforward                     14,203            --            --

Net operating loss carryforward            (667,304)      (32,035)           --

Change in valuation allowance               722,055       109,321        84,536
                                          ---------     ---------     ---------

                                          $  25,522     $  20,699     $  (6,504)
                                          =========     =========     =========

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

6.   Income Taxes (continued)

Total deferred tax assets and deferred tax liabilities as of March 31, 1997 and 1996, and the sources of the differences between financial statements and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                 March 31
                                                            1997         1996
                                                         ---------    ---------
Current deferred taxes:
   Deferred compensation                                 $      --    $ (10,010)
   Allowance for doubtful accounts                         109,633       20,758
   Other                                                    23,871       12,735
                                                         ---------    ---------

       Net current deferred tax asset (liability)          133,504       23,483
   Valuation allowance for deferred tax assets            (133,504)          --
                                                         ---------    ---------

                                                         $      --    $  23,483
                                                         =========    =========

Non-current deferred taxes:
   Net operating loss carryforward                       $ 829,339    $ 162,035
   Capital loss carryforward                                 5,345           --
   Foreign tax carryforward                                179,654      193,857
   Minimum tax carryforward                                 13,225           --
   Charitable contribution carryforward                     10,738           --
   Research and development credit carryforward             37,476       37,476
   Research and development expense                       (139,457)    (105,582)
   Intangible                                               24,359           --
   Investment                                              (64,400)          --
   Tax over book depreciation                               16,129       (6,914)
                                                         ---------    ---------

       Net non-current deferred tax asset                  912,408      280,872
   Valuation allowance for deferred tax asset             (912,408)    (323,857)
                                                         ---------    ---------

                                                         $      --    $ (42,985)
                                                         =========    =========

At March 31, 1997, the Company had foreign tax credit carryforwards of approximately $180,000 which expire in the years 1998 to 2002.

At March 31, 1997, the Company had federal net operating loss carryforwards of approximately $2,300,000 which expire in the years 2011 and 2012. The state net operating loss carryforwards vary by states.

At March 31, 1997, the Company had federal capital loss carryforwards of approximately $11,000 which expire in the year 2000. The state capital loss carryforwards vary by states.

During the years ended March 31, 1997, 1996, and 1995, the Company paid income taxes of $24,000, $1,000, and $4,000, respectively.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

6.  Income Taxes (continued)

The reasons for the difference between total tax expense and tax computed by applying the U.S. Federal income tax rates to earnings before income taxes for the years ended March 31 were as follows:

                                                     1997        1996      1995
                                                     ----        ----      ----

U.S. Federal statutory rate                         -34.0%      -34.0%    -34.0%

State income tax
   (net of Federal income tax benefit)                0.1%       -1.1%     -3.2%

Non-deductible expenses                               2.1%        8.4%      1.9%

Non-taxable income                                   -0.1%       -5.6%     -2.3%

Foreign taxes withheld                                0.6%        8.0%       --

Higher effective tax rate on earnings
   of foreign subsidiaries                             --          --       1.4%

Utilization of R & D tax credit                        --          --      -2.3%

Different tax rate on carryback of
   net operating loss                                  --         1.5%      --

Change in valuation allowance                        33.9%       12.9%      5.3%

Other                                                -0.2%       -1.1%      1.3%
                                                    ------      ------      ---

                                                      2.4%      -11.0%    -31.9%
                                                    ======      ======    =====

7.  Employee Benefit Plans

In 1988, the Company initiated an Employee Stock Ownership Plan ("ESOP"), which covers all eligible employees. Contributions are made at the Company's discretion. They are accrued as of year end and then approved by the Board of Directors subsequent to year-end after consideration of the profits of the Company and other factors. The Company made no contributions in the years ended March 31, 1997, 1996, and 1995, respectively.

In conjunction with the ESOP, the Company also has an Employee Savings 401(k) Plan, which covers all eligible employees. Under this plan, employees may contribute up to 10% of their compensation, subject to the rules of Section 401(k) of the Internal Revenue Code, to their accounts. The Company, at its discretion, matches up to 50% of the employee's contribution. The Company contribution was $0, $0, and $51,000 (50%) in the years ended March 31, 1997, 1996, and 1995, respectively.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.  Stock Options and Warrants

Changes in outstanding stock options were as follows:

                                              Common      Weighted-Average
                                              Stock        Exercise Price
                                            -----------    --------------

Balance at April 1, 1994                      123,880           $0.02

1995 Activity
-------------
     Granted                                   34,764            7.37

     Exercised                                (38,400)           0.01

     Forfeited                                 (8,480)           7.50
                                              -------

Balance at March 31, 1995                     111,764           $1.73

1996 Activity
-------------
     Granted                                   74,000            3.64

     Exercised                                (44,900)           0.02

     Forfeited                                (30,016)           3.43
                                              -------

Balance at March 31, 1996                     110,848           $3.14

1997 Activity
-------------
     Granted                                    3,000            1.94

     Exercised                                (32,212)           0.01

     Forfeited                                (38,048)           3.87
                                              -------

Balance at March 31, 1997                      43,588           $5.00
                                              =======

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 ("FASB 123"), "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Disclosure of pro forma net income is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996, and 1997, respectively: risk-free interest rates of 6.80% and 7.38%; volatility factors of the expected market price of the Company's common stock of .55, and a weighted-average expected life of the options of 10 years.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

8.   Stock Options and Warrants (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              1997                1996
                                       -------------         -------------

       Pro forma net loss              $  (2,184,059)        $  (827,934)

       Pro forma loss per share        $       (0.90)        $     (0.34)


Of the outstanding options at March 31, 1997, 1996, and 1995, 23,226, 40,373 and 85,588, respectively, were exercisable.

As of March 31, 1997, the range of exercise prices of the stock options is $1.94 to $7.50 and the weighted-average remaining contractual life of the stock options is 8 years. The weighted-average fair value of options granted during the years ended March 31, 1997, 1996, and 1995, is $7.37, $3.64, and $1.94,
respectively.

The Company issued warrants to the underwriters of the initial public offering to purchase 38,822 shares of the Company's common stock. These shares constitute 5% of the total shares sold in the offering. The warrants represent the right to purchase the Company's common stock for $9.00 per share. The warrants are exercisable for a period of three and one-half years beginning one year after the offering date.

9.   Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 and $1,000,000, at March 31, 1997, and March 31, 1996, respectively. These securities mature/matured in August 2026 and April 1996, respectively. There were no unrealized gains/losses with respect to these securities during fiscal year 1997 nor 1996.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

10.  Industry Segments

Through March 31, 1997, the Company operated in the United States, through its headquarters in Maryland and two wholly-owned subsidiaries in Ohio, in Europe through its wholly-owned subsidiary in the United Kingdom, and in Brussels, Belgium, through its sales branch. Sales, operating loss, and identifiable assets by geographic area are presented below.

                                                          Year Ended March 31
                                                 1997            1996            1995
                                            ------------    ------------    ------------
Net Sales and Other Income
     PC Connectivity and Other Revenue      $  4,518,589    $  5,629,238    $  7,105,170
     Technology Revenue                        3,673,842              --              --
                                            ------------    ------------    ------------
        United States                          8,192,431       5,629,238       7,105,170
        Eliminations - transfers                 160,861         243,364         696,318
                                            ------------    ------------    ------------
                                               8,353,292       5,872,602       7,801,488

     Europe
        Unaffiliated customers                 1,467,430       2,154,778       3,017,628
        Eliminations - transfers                (160,861)       (243,364)       (696,318)
                                            ------------    ------------    ------------

                                            $  9,659,861    $  7,784,016    $ 10,122,798
                                            ============    ============    ============

     Operating (Loss) Income
        PC Connectivity and Other Revenue   $ (1,466,931)   $   (326,896)   $   (474,892)
        Technology Revenue                        60,836              --              --
                                            ------------    ------------    ------------
            United States                     (1,406,095)       (326,896)       (474,892)
            Europe                              (381,639)       (465,785)     (1,254,996)
                                            ------------    ------------    ------------

                                            $ (1,787,734)   $   (792,681)   $ (1,729,888)
                                            ============    ============    ============

     Identifiable Assets
        PC Connectivity and Other Revenue   $  4,287,873    $  5,458,587    $  6,773,282
        Technology Revenue                     1,943,458              --              --
                                            ------------    ------------    ------------
            United States                      6,231,331       5,458,587       6,773,282
            Europe                                    --       1,156,238       1,612,010
                                            ------------    ------------    ------------

                                            $  6,231,331    $  6,614,825    $  8,385,292
                                            ============    ============    ============

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

11.  Disposal of Foreign Operations

On March 31, 1997, the Company disposed of 80% of the net assets of its foreign subsidiary MI PLC and incurred a disposition loss of $173,000, which was recognized in fiscal year 1997. MI's remaining investment in MI PLC is $44,000. MI will use the cost method to account for its investment in MI PLC.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

12.  Business Acquisitions

On August 21, 1996, and November 22, 1996, the Company purchased Computer Site, Inc. and Computer One of Ohio, Inc., respectively. Both companies acquired are Ohio-based systems integrators. MI acquired the companies for a common stock issuance of 93,838 shares (with a market value of $199,000 at acquisition) and the assumption of liabilities (principally current liabilities) of $785,000. Each of these acquisitions was accounted for using the purchase method of accounting. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net assets amounted to $281,000 and is being amortized over fifteen years. The operations of each of these acquired businesses are included in the accompanying consolidated statement of operations from the date of the respective acquisition.

13.  Intangible Assets

Intangible assets consisted of the following:


                                                          March 31
                                               1997         1996         1995
                                            ----------   ----------   ----------
Gross:

Goodwill                                    $  735,736   $  495,947   $  495,947

Capitalized software and design costs          787,888      594,803      336,948

Other                                          199,284       27,809       27,809
                                            ----------   ----------   ----------

                                            $1,722,908   $1,118,559   $  860,704
                                            ==========   ==========   ==========

Net:

Goodwill                                    $  273,469   $   26,596   $   75,254

Capitalized software and design costs          336,336      291,004      221,113

Other                                          106,107       38,452        3,230
                                            ----------   ----------   ----------

                                            $  715,912   $  356,052   $  299,597
                                            ==========   ==========   ==========

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

14.  Quarterly Data (unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 1997 and 1996.


                                                                          Quarter Ended
                                                 June 30            Sept 30            Dec 31             Mar 31
                                                 -------            -------            -------            -------
                                                         (In thousands, except per share data)
Fiscal year ended March 31, 1997:

Net sales                                        $ 1,575            $ 1,560            $ 2,517            $ 4,008

Cost of sales                                    $   481            $   648            $ 1,378            $ 2,550

Net loss before loss on sale of
     subsidiary                                  $  (179)           $  (396)           $  (244)           $(1,187)

Loss on sale of subsidiary                            --                 --                 --               (173)
                                                 -------            -------            -------            -------

Net loss, as originally reported                    (179)              (396)              (244)            (1,360)

Adjustment for improperly
     capitalized expense (1)                         (80)                --                 --                 80
                                                 -------            -------            -------            -------

Net loss, as restated                            $  (259)           $  (396)           $  (244)           $(1,280)
                                                 =======            =======            =======            =======

Net loss per share before loss
     on sale of subsidiary                       $ (0.07)           $ (0.17)           $ (0.10)           $ (0.48)

Net loss per share on sale of
     subsidiary                                       --                 --                 --              (0.07)
                                                 -------            -------            -------            -------

Net loss per share, as originally
     reported                                      (0.07)             (0.17)             (0.10)             (0.55)

Adjustment, per share, for improperly
     capitalized expense (1)                       (0.03)                --                 --               0.03
                                                 -------            -------            -------            -------

Net loss per share, as restated                  $ (0.10)           $ (0.17)           $ (0.10)           $ (0.52)
                                                 =======            =======            =======            =======


Fiscal year ended March 31, 1996:

Net sales                                        $ 2,207            $ 1,972            $ 1,762            $ 1,843

Cost of sales                                    $   876            $   537            $   442            $   617

Net (loss) income                                $  (712)           $  (111)           $    15            $     7
                                                 =======            =======            =======            =======

Net (loss) income per share                      $ (0.30)           $ (0.04)           $  0.01            $    --
                                                 =======            =======            =======            =======

(1) The Company in the fourth quarter of 1997 determined that certain selling, general, and administrative expenses totaling $80,000 had been improperly capitalized. The Company corrected the error in its fourth quarter financial statements. The accompanying 1997 quarterly data represents the quarterly data as reported in the Quarterly Reports on Form 10-Q filed by the Company, adjusted for the aforementioned error.

                    Micro-Integration Corp. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

                                                               Charged to       Charged to
                                              Beginning        Costs and           Other          Deductions          Ending
             Classification                    Balance         Expenses           Accounts             (1)             Balance
-----------------------------------------   -----------       -------------    --------------    --------------    --------------
Year Ended March 31, 1997:
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts                                 $145,616           122,391                 --          191,683          $ 76,324
                                             --------          --------            -------         --------          --------

      Total                                  $145,616           122,391                 --          191,683          $ 76,324
                                             ========          ========            =======         ========          ========

Year Ended March 31, 1996:
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts                                 $ 34,669           152,339                 --           41,392          $145,616
                                             --------          --------            -------         --------          --------

      Total                                  $ 34,669           152,339                 --           41,392          $145,616
                                             ========          ========            =======         ========          ========

Year Ended March 31, 1995:
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts                                 $ 33,230            56,385                 --           54,946          $ 34,669
                                             --------          --------            -------         --------          --------

      Total                                  $ 33,230            56,385                 --           54,946          $ 34,669
                                             ========          ========            =======         ========          ========

(1)  Uncollectible accounts written-off, net of recoveries.

                                  Exhibit Index
                                  -------------

Exhibit     Description of Document
Number      -----------------------
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

                                  Exhibit Index
                                  -------------


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