Form 10QSB
period 1997-06-30
MICRO INTEGRATION CORP /DE/
filed 1997-08-14
CIK 920863

Quarterly Report 6-30-1997

               U.S. Securities and Exchange Commission
                       Washington, D.C. 20549
                             Form 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

For the transition period from ...................to...................

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

Issuer's telephone number: 301-689-0800

    	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ......X.......  No ...........

The number of shares outstanding of the issuer's classes of common stock as of June 30, 1997: Common Stock, $.01 Par Value --- 2,491,939 shares

Transitional Small Business Disclosure Format (check one):
Yes ............  No ......X......

                   Micro-Integration Corp. and Subsidiaries
                                  Form 10-QSB
                                     Index



Part I	Financial Information	                                   Page
----------------------------                                    ----

Item 1.	     Consolidated Balance Sheets	                         2
	            Consolidated Statements of Operations	               4
	            Consolidated Statements of Cash Flows	               5
	            Notes to Unaudited Condensed Consolidated
		           Financial Statements	                                6

Item 2.	     Management's Discussion and Analysis of
		           Results of Operations and Financial Condition	       7

Part II	Other Information
-------------------------

Item 6.	     Exhibits and Reports on Form 8-K	                    9

Signatures	                                                      11
----------

Part I Financial Information

Item 1. Financial Statements

                   Micro-Integration Corp. and Subsidiaries
                          Consolidated Balance Sheets

							                                             June 30   		March 31
					                                                 1997		      1997
                                                    -------     --------
                                              				(unaudited)

ASSETS

Current Assets
	Cash 			                                        $  472,546   $  370,598
	Marketable securities, available-for-sale          100,000      100,000
	Receivables
		 Trade, net of allowance for doubtful
			 accounts $86,548 and $76,324                  1,652,708    1,872,291
		 Note                                              28,056       70,000
		 Tax refund			                                     46,141       46,141
	Inventory				                                      584,699      596,556
 Prepaid expense				                                 72,556       97,576
							                                           ---------    ---------
  		Total Current Assets		                        2,956,706    3,153,162
                                                  ---------    ---------

Property, Plant, and Equipment
	Land	                                               92,962       92,962
	Buildings				                                    1,457,558    1,455,518
	Equipment				                                    1,389,574    1,384,231
 Automobiles				                                     83,952       83,952
	Property held for sale				                          58,509       58,794
                                                  ---------    ---------
                                                  3,082,555    3,075,457
	Less accumulated depreciation				               (1,116,081)  (1,041,637)
                                                  ---------    ---------
					                                             1,966,474    2,033,820

Cash Surrender Value of Life Insurance
	 and Other Noncurrent Assets, Net                  307,958      298,437


Intangible Assets, Net of Amortization              781,943      745,912
                                                  ---------    ---------

					                                            $6,013,081   $6,231,331
                                                  =========    =========

                   Micro-Integration Corp. and Subsidiaries
                          Consolidated Balance Sheets


				                                                June 30		   March 31
			                                                  	1997		      1997
                                                    -------     --------
				                                              (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
	Demand notes payable			                         $  421,500   $  462,500
	Current portion of long-term debt and
		capital lease obligations		                       187,991      196,181
	Accounts payable			                                938,720      933,434
	Accrued expenses			                                308,466      471,137
	Income tax payable			                                6,708        1,800
                                                  ---------    ---------

	  	Total Current Liabilities		                   1,863,385    2,065,052
                                                  ---------    ---------

Long-Term Liabilities
	Debt, less current portion                       1,189,922    1,210,139


Shareholders' Equity
	Preferred stock - $.01 par value: authorized
	 4,000,000 shares; none issued as of
		June 30, 1997 and March 31, 1997                        -            -
	Common stock - $.01 par value; authorized
		12,000,000 shares; issued 2,641,477 as of
		June 30, 1997 and March 31, 1997                   26,415       26,415
	Additional capital			                            5,603,263    5,603,263
	Retained deficit			                             (2,289,010)  (2,292,644)
						                                            ---------    ---------

				                                              3,340,668    3,337,034
	Less treasury stock			                             380,894      380,894
                                                  ---------    ---------

				                                              2,959,774    2,956,140
                                                  ---------    ---------

				                                             $6,013,081   $6,231,331
						                                            =========    =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                   Micro-Integration Corp. and Subsidiaries
                     Consolidated Statements of Operations


                                           					Three months ended June 30
					                                              1997 	           1996
                                                   ----             ----
					                                                   (unaudited)
[S]			                                         [C]              [C]
REVENUE
	License revenue	  			                         $    9,905       $   60,343
	Product revenue			                             3,348,976        1,514,350
                                                ---------        ---------
	  	Total Revenue			                            3,358,881        1,574,693

	Cost of goods sold				                         2,243,637          481,024
                                                ---------        ---------
   	Gross Profit			                             1,115,244        1,093,669


Operating Expenses
	Selling, general, and administrative           1,009,450        1,146,063
	Depreciation and amortization expense			          80,301          103,699
                                                ---------        ---------
                                                1,089,751        1,249,762

		  Operating Income (Loss)			                     25,493         (156,093)

Other Income (Expense)
	Interest expense				                             (35,785)         (26,396)
 Other income				                                  19,154           15,010
                                                ---------        ---------
                                                  (16,631)         (11,386)
                                                ---------        ---------

	  	Income (Loss) before Income Taxes			            8,862         (167,479)

  		Income tax expense		                            5,228           11,133
								                                        ---------        ---------

		     	Net Income (Loss)		                    $    3,634       $ (178,612)
								                                        =========        =========

Income (Loss) per Share					                   $        - 		    $    (0.07)
                                                =========        =========

Weighted Average Number of
	Common Shares Outstanding			                   2,491,939        2,392,419
                                                =========        =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                   Micro-Integration Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows


   				                                            Three months ended June 30
 		   		                                              1997  	          1996
                                                      ----             ----
                                                        			(unaudited)
[S]                                              [C]              [C]
Cash Flows from Operating Activities
Net income (loss)				                            $    3,634       $(178,612)
Adjustments to reconcile net income (loss) to
	net cash provided by operating activities:
	Depreciation and amortization			                    80,301         185,561
Change in operating assets and liabilities:
	Accounts receivable		                              219,583         193,531
	Note receivable                                     41,944               -
 Tax refund receivable			                                 -          (3,821)
	Inventory		                                         11,857         120,445
	Prepaid expense			                                  25,020          37,437
	Accounts payable			                                  5,286         (25,665)
	Accrued expenses			                               (162,671)         (7,391)
	Income taxes payable			                              4,908         (24,205)
                                                  ---------       ---------
Net cash provided by operating activities				       229,862         297,280

Cash Flows from Investing Activities
	Acquisition of property, plant, and equipment       (7,383)       (136,523)
	Increase in other noncurrent assets			             (41,603)        (42,025)
	Purchase of available-for-sale securities			             - 		   (3,000,000)
	Proceeds from sales of available-for-sale securities			  - 		    3,000,000
	Increase in cash surrender value of life insurance		(9,521)         (5,548)
	Proceeds from sale of fixed assets			                     - 	        2,540
                                                   ---------      ---------
Net cash used in investing activities				           (58,507)       (181,556)

Cash Flows from Financing Activities
	Repayments of notes payable, long-term debt, and
		capital lease obligations		                       (28,407)        (37,945)
	Net repayment of short-term debt			                (41,000)              -
	Issuance of common stock			                              - 		           88
                                                  ---------       ---------
Net cash used in financing activities			            (69,407)        (37,857)

Currency Adjustments:
	Effect of exchange rate changes on cash	                 - 		       27,355
                                                  ---------       ---------
	Increase in cash			                                101,948         105,222
	Cash at beginning of period			                     370,598         460,874
                                                  ---------       ---------
 Cash at end of period		                         $  472,546      $  566,096
                                                  =========       =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                   Micro-Integration Corp. and Subsidiaries
          Notes to Unaudited Condensed Consolidated Financial Statements


1. 	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended June 30, 1997, and 1996, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1997.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2. 	Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at June 30, 1997, and March 31, 1997. These securities mature in August 2026. There were no unrealized gains/losses with respect to these securities during the quarters ended June 30, 1997, nor 1996.

3. 	Inventory

Inventory consisted of the following:

                                         		June 30		  March 31
			                                         1997		      1997
                                            ----        ----

               	Raw material		          $  112,374  $  129,766

	               Finished goods		           472,325     466,790
                                         ---------			---------
			                                     $  584,699  $  596,556
                                         =========   =========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Part I	Financial Information

Item 2.	Management's Discussion and Analysis of Results of Operations and
	       Financial Condition for the Three Months Ended June 30, 1997, and 1996



Results of Operations


The Company's total revenue was $3.4 million for the quarter ended June 30, 1997, up 113% or $1.8 million from the quarter ended June 30, 1996. Product and service revenue increased by $1.8 million or 121%, and license revenue declined, as expected, by $50,000 or 84% compared to the same period last year. There were slight unit and revenue declines in the Company's AS/400 connectivity product sales compared to the quarter ended June 30, 1996, but these declines were not as steep as they have been in the recent past. The Company believes, as stated previously, that this decline in unit sales is primarily a result of a slowdown in purchases of connectivity products in the IBM AS/400 marketplace, and that this decline will continue. These declines were offset by increased revenues from sales by the Company's systems integration and consulting business primarily through the Company's Computer One and Computer Site subsidiaries. The Company's Computer One and Computer Site subsidiaries jointly accounted for 66% of the Company's total revenue for the June 30, 1997, quarter.

Gross margin declined to 33.2% for the quarter ended June 30, 1997, from 69.5% in the same period in 1996. The major contributing factor to this decline is the change in product mix from high-margin AS/400 connectivity products where unit volumes are declining to lower-margin systems integration and consulting services sold primarily by the Company's Computer One and Computer Site subsidiaries. Gross margins on product sales by the Computer One and Computer Site subsidiaries are also lower than those in the Company's new technology services business sector, where margins are strong and sales are increasing. The Company expects gross margins to decline further in the short term, as computer and network equipment sales by the subsidiaries continue to become a larger proportion of the product mix. These gross margins may increase in the future, however, if high-margin technology services become a more predominant part of the product mix.

Selling, general, and administrative expenses (SG&A) decreased by $137,000 in the quarter ended June 30, 1997, compared to the same period in 1996. As a percentage of sales, SG&A represented 30.1% of total sales in the current quarter compared with 72.8% of total sales in the same quarter last year. Management continues to control costs in an attempt to keep them below expected gross margins.

The Company's net other expense increased $5,000 or 46% from $11,000 for the quarter ended June 30, 1996, to $17,000 for the quarter ended June 30, 1997. This increase resulted from an increase of $9,000 or 36% in interest expense partially offset by an increase of $4,000 or 28% in other income.

For the three months ended June 30, 1997, the Company recognized a corporate tax expense of $5,000. At June 30, 1997, the Company had a net operating loss carryforward of approximately $2.3 million available for offset against future operating profits.



Liquidity and Capital Resources


The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At June 30, 1997, the Company had $100,000 invested in available-for-sale securities and an additional $472,000 in cash. The $102,000 increase in cash on hand at June 30, 1997, compared with cash on hand at March 31, 1997, is primarily due to cash provided by operating activities net of investing activities and long- and short-term loan repayments. Investing activities included capitalization of software development costs assoicated with the Company's new Internet voice/fax server product currently in development.

At June 30, 1997, the Company had two working capital credit lines with U.S. banks. One credit line, which is secured by a deposit from MI, had an outstanding balance of $70,000 as of June 30, 1997. The second line which had a balance of $351,500 at June 30, 1997, has been renegotiated to an available line of $300,000 as of July 31, 1997. This line of credit will continue through January 31, 1998, at which time the terms and conditions of the loan will be re-evaluated. The Company expects that cash generated from operations will satisfy its operating cash needs for the foreseeable future.

Working capital remained unchanged at $1.1 million as of June 30, 1997, and March 31, 1997. The Company's current ratio showed a slight improvement from
1.5 to 1 at March 31, 1997, to 1.6 to 1 at June 30, 1997. At the end of the June 1997 quarter, the Company's book value was $2.96 million or approximately $1.19 per weighted average share outstanding.

Part II 	Other Information

Item 6.	Exhibits and Reports on Form 8-K

       	(a)	The following exhibits are included herein:

           	(11.1) Statement re: Computation of Earnings Per Share       	10

        (b) 	The Company did not file reports on Form 8-K
	           	during the three months ended June 30, 1997.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 12th day of August, 1997:


Micro-Integration Corp.


By:   /s/     John A. Parsons
    ---------------------------
              John A. Parsons
     President, Chairman of the Board
        Chief Executive Officer



By:   /s/     Terry D. Frost
   ----------------------------
              Terry D. Frost
           Chief Financial Officer