Form 10QSB
period 1997-09-30
MICRO INTEGRATION CORP /DE/
filed 1997-11-14
CIK 920863

Quarterly Report 9-30-1997

              U.S. Securities and Exchange Commission
                      Washington, D.C. 20549
                            Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

For the transition period from .......to.......

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

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1997:
Common Stock, $.01 Par Value --- 2,495,355 shares

Transitional Small Business Disclosure Format (check one):
Yes ............  No ......X......

                    Micro-Integration Corp. and Subsidiaries
                                    Form 10-QSB
                                       Index


Part I Financial Information                                      Page
----------------------------                                      ----

Item 1.          Consolidated Balance Sheets                        2
                 Consolidated Statements of Operations              4
                 Consolidated Statements of Cash Flows              5
                 Notes to Unaudited Condensed
                     Consolidated Financial Statements              6

Item 2.          Management's Discussion and Analysis of
                 Results of Operations and Financial Condition      7

Part II Other Information
-------------------------

Item 2.          Changes in Securities and Use of Proceeds          9

Item 4.          Submission of Matters to a Vote of
                     Security Holders                               9

Item 6.          Exhibits and Reports on Form 8-K                  10

Signatures                                                         12
----------

Part I  Financial Information

Item 1.  Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                September 30     March 31
                                                    1997           1997
                                                -----------     ----------
                                                 (unaudited)
ASSETS

Current Assets
   Cash                                         $   219,462     $  370,598
   Marketable securities, available-for-sale        100,000        100,000
   Receivables
      Trade, net of allowance for doubtful
         accounts $62,307 and $76,324             1,843,475      1,872,291
      Note                                           14,760         70,000
      Tax refund                                     41,061         46,141
   Inventory                                        607,778        596,556
   Prepaid expense                                  106,334         97,576
                                                 ----------     ----------

         Total Current Assets                     2,932,870      3,153,162
                                                 ----------     ----------

Property, Plant, and Equipment
   Land                                              92,962         92,962
   Buildings                                      1,457,558      1,455,518
   Equipment                                      1,405,862      1,384,231
   Automobiles                                       83,952         83,952
   Property held for sale                            58,224         58,794
                                                 ----------     ----------
                                                  3,098,558      3,075,457
   Less accumulated depreciation                 (1,188,499)    (1,041,637)
                                                 ----------     ----------
                                                  1,910,059      2,033,820

Cash Surrender Value of Life Insurance
   and Other Noncurrent Assets, Net                 310,415        298,437

Intangible Assets, Net of Amortization              737,236        745,912
                                                 ----------     ----------

                                                 $5,890,580     $6,231,331
                                                 ==========     ==========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                 September 30     March 31
                                                     1997           1997
                                                  ----------     ----------
                                                 (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Demand notes payable                           $   381,464     $   462,500
   Current portion of long-term debt and
      capital lease obligations                       174,425         196,181
   Accounts payable                                   855,827         933,434
   Accrued expenses                                   244,649         471,137
   Income tax payable                                   5,119           1,800
                                                  -----------     -----------

          Total Current Liabilities                 1,661,484       2,065,052
                                                  -----------     -----------


Long-Term Liabilities
   Debt, less current portion                       1,156,996       1,210,139


Shareholders' Equity
   Preferred stock - $.01 par value: authorized
      4,000,000 shares; none issued as of
      September 30, 1997 and March 31, 1997              -               -
   Common stock - $.01 par value; authorized
      12,000,000 shares; issued 2,644,893 and
      2,641,477 as of September 30, 1997 and
      March 31, 1997, respectively                     26,449          26,415
   Additional capital                               5,603,263       5,603,263
   Retained deficit                                (2,176,718)     (2,292,644)
                                                  -----------     -----------

                                                    3,452,994       3,337,034
Less treasury stock                                   380,894         380,894
                                                  -----------     -----------

                                                    3,072,100       2,956,140
                                                  -----------     -----------

                                                 $  5,890,580    $  6,231,331
                                                 ============    ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                     Three months ended September 30   Six months ended September 30
                                          1997              1996        1997              1996
                                          ----              ----        ----              ----
                                               (unaudited)                    (unaudited)
REVENUE
   License revenue                   $   19,950        $   17,263     $   29,855      $   77,606
   Product revenue                    2,981,946         1,542,503      6,330,922       3,056,853
                                     ----------        ----------     ----------      ----------
     Total Revenue                    3,001,896         1,559,766      6,360,777       3,134,459

   Cost of goods sold                 1,863,245           647,966      4,106,882       1,128,990
                                     ----------        ----------     ----------      ----------
     Gross Profit                     1,138,651           911,800      2,253,895       2,005,469

Operating Expenses
   Selling, general, and
     administrative                   1,056,450         1,213,785      2,065,900       2,359,848
   Depreciation and
     amortization expense                78,277           104,727        158,578         208,426
                                     ----------        ----------     ----------      ----------
                                      1,134,727         1,318,512      2,224,478       2,568,274

          Operating Income (Loss)         3,924          (406,712)        29,417        (562,805)

Other Income (Expense)
   Interest expense                     (34,099)          (27,754)       (69,884)        (54,150)
   Gain on sale of residential
     internet business                  135,837                 -        135,837               -
   Other income                           6,790            36,435         25,944          51,445
                                     ----------        ----------     ----------      ----------
                                        108,528             8,681         91,897          (2,705)
                                     ----------        ----------     ----------      ----------

     Income (Loss) before
       Income Taxes                     112,452          (398,031)       121,314         (565,510)

     Income tax expense                     161            (1,741)         5,389            9,392
                                     ----------        ----------     ----------      -----------

       Net Income (Loss)             $  112,291        $ (396,290)    $  115,925      $  (574,902)
                                     ==========        ==========     ==========      ===========

   Income (Loss) per Share           $     0.04        $    (0.17)    $     0.05      $     (0.24)
                                     ==========        ==========     ==========      ===========

   Weighted Average Number of
      Common Shares Outstanding       2,493,164         2,396,625      2,492,555        2,396,625
                                     ==========        ==========     ==========      ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                  Six months ended September 30
                                                      1997             1996
                                                      ----             ----
                                                           (unaudited)
Cash Flows from Operating Activities
  Net income  (loss)                                 $   115,925     $   (574,902)
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating
   activities:
   Depreciation and amortization                         158,578          286,040
Change in operating assets and liabilities:
   Accounts receivable                                  (176,584)         266,435
   Note receivable                                        55,240                -
   Tax refund receivable                                   5,080                -
   Inventory                                             (11,222)          82,447
   Prepaid expense                                        (8,758)         (13,491)
   Accounts payable                                      (77,607)         306,808
   Accrued expenses                                     (226,488)         (63,246)
   Income taxes payable                                    3,319           (1,000)
                                                      ----------       ----------
Net cash (used in) provided by
   operating activities                                 (162,517)         289,091

Cash Flows from Investing Activities
   Acquisition of property, plant, and equipment         (23,671)        (257,853)
   Increase in other noncurrent assets                    (2,469)        (229,823)
   Purchase of available-for-sale securities                   -        3,000,000
   Proceeds from sales of available-for-sale securities        -       (3,000,000)
   Increase in cash surrender value of life insurance    (11,978)          (2,805)
   Proceeds from sale of residential internet business   205,400                -
   Proceeds from sale of fixed assets                          -           17,212
                                                      ----------       ----------
Net cash provided by (used in) investing activities      167,282         (473,269)

Cash Flows from Financing Activities
   Repayments of notes payable, long-term debt,
      and capital lease obligations                      (74,899)         (89,306)
   Net repayment of short-term debt                      (81,036)               -
   Issuance of common stock                                   34              185
                                                      ----------       ----------
Net cash used in financing activities                   (155,901)         (89,121)

Currency Adjustments
   Effect of exchange rate changes on cash                     -          (24,480)
                                                      ----------       ----------
   Decrease in cash                                     (151,136)        (297,779)
   Cash at beginning of period                           370,598          460,874
                                                      ----------       ----------
   Cash at end of period                              $  219,462       $  163,095
                                                      ==========       ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
          Notes to Unaudited Condensed Consolidated Financial Statments

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three and six months ended September 30, 1997, and 1996, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1997.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2.  Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gaines and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at September 30, 1997, and March 31, 1997. These securities mature in August 2026. There were no unrealized gains/losses with respect to these securities during the periods ended September 30, 1997, nor 1996.

3.  Inventory

Inventory consisted of the following:

                              September 30        March 31
                                  1997              1997
                                  ----              ----
             Raw material     $  123,019        $  129,766

             Finished goods      484,759           466,790
                              ----------        ----------
                              $  607,778        $  596,556
                              ==========        ==========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Part I   Financial Information

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Six Months Ended September 30, 1997, and 1996

When used in this discussion, the words "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Events

On October 3, 1997, the Company announced it had signed a Letter of Intent to acquire, in exchange for shares of Company common stock, Software 'N Such, an Ohio-based systems and network integrator. On October 22, 1997, the Company announced it had signed a Letter of Intent to acquire, in exchange for shares of Company common stock, SuiteOne Computer Services, Inc., a Pennsylvania-based UNIX services company. Both acquisitions are expected to be accounted for as tax-free stock swaps. The Company expects that, if consummated, these transactions will not have a significant effect on results of operations until the fourth quarter, ending March 31, 1998.

Results of Operations

The Company's total revenue was $3.0 million for the quarter ended September 30, 1997, an increase of 92% or $1.4 million from the quarter ended September 30, 1996. Product revenue increased $1,439,000 or 93% while license revenue declined $3,000 or 16% compared to the same period last year.

For the six months ended September 30, 1997, total revenue was $6.4 million, up 103% or $3.2 million from the same period last year. Product and service revenue increased by $3.3 million or 107%, and license revenue declined, as expected, by $48,000 or 62% compared to the same period last year. As in the previous quarter, there were unit and revenue declines in the Company's AS/400 connectivity product sales but these declines were not as steep as they have been in the recent past. The Company believes, as stated previously, that this decline in unit sales is primarily a result of a slowdown in purchases of connectivity products in the IBM AS/400 marketplace, and that this decline will continue. These declines were offset by increased revenues from sales by the Company's systems integration and consulting businesses primarily through the Company's Computer One and Computer Site subsidiaries. The Company's Computer One and Computer Site subsidiaries jointly accounted for 66% of the Company's total revenue for the period ending September 30, 1997.

Gross margin declined to 37.9% for the quarter ended September 30, 1997, from 58.5% in the same period in 1996. Gross margin declined to 35.4% for the six months ended September 30, 1997, from 64.0% in the same period in 1996. The major contributing factor to these declines is the change in product mix from high-margin AS/400 connectivity products, where unit volumes are declining, to lower-margin products and consulting services. The Company expects gross margins to continue to decline in the short term, as computer and network equipment and consulting services continue to become a larger proportion of the product mix.

Selling, general, and administrative expenses (SG&A) decreased by $157,000 in the quarter ended September 30, 1997, compared to the same period in 1996.
As a percentage of sales, SG&A was 35.2% of total sales in the current quarter compared with 77.8% of total sales in the same quarter last year.
For the six months ended September 30, 1997, SG&A expenses decreased by $294,000 compared to the same period in 1996. As a percentage of sales, SG&A represented 32.5% of total sales for the six months compared with 75.3% for the same period last year. Management continues to control costs in an attempt to keep them below expected gross margins.

The Company's net other income was $109,000 for the three months ended September 30, 1997, compared to $9,000 in the same quarter last year. For the six months ended September 30, 1997, the Company had net other income of $92,000 compared to a net other expense of $3,000 in the same period last year. The quarterly and year-to-date net other income amounts include a $136,000 gain on the sale of the Company's residential internet dial-up business. This gain offsets net other expense of $27,000 and $44,000 for the quarter and six months ended September 30, 1997, respectively.

For the six months ended September 30, 1997, the Company recognized a corporate tax expense of $5,000. At September 30, 1997, the Company had a net operating loss carryforward of approximately $2.3 million available for offset against future operating profits.


Liquidity and Capital Resources


The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At September 30, 1997, the Company had $100,000 invested in available-for-sale securities and an additional $219,462 in cash. The $151,000 decrease in cash on hand at September 30, 1997, compared with cash on hand at March 31, 1997, is primarily due to an increase of $167,000 in cash provided by investing activities offset by decreases of $162,000 and $156,000 in cash caused by operating and financing activities, respectively. Investing activities included capitalization of software development costs associated with the Company's new Internet voice/fax server product currently in development.

At September 30, 1997, the Company had two working capital credit lines with U.S. banks. One credit line, which is secured by a deposit from the Company, had an outstanding balance of $100,000. The second line had a balance of $281,464 outstanding of $300,000 available. This line of credit will continue through January 31, 1998, at which time the terms and conditions of the loan will be re-evaluated. The Company expects that cash generated from operations will satisfy its operating cash needs for the for the foreseeable future.

Working capital increased to $1.3 million as of September 30, 1997, from $1.1 at March 31, 1997. The Company's current ratio showed improvement from
1.5 to 1 at March 31, 1997, to 1.8 to 1 at September 30, 1997. At the end of the September 1997 period, the Company's book value was $3.07 million or approximately $1.23 per weighted average share outstanding.

Part II  Other Information

Item 2. Changes in Securities and Use of Proceeds

The Company registered 1,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), pursuant to a Registration Statement on Form SB-2 (File No. 33-76752), which was declared effective by the Securities and Exchange Commission on May 11, 1994. The managing underwriter of the offering was Ryan, Hartley, and Lee, Inc. and the aggregate price of the offering, including shares registered for selling shareholders, was $9,000,000. The Company registered for its own account an aggregate of 800,000 shares of Common Stock, of which it sold 621,227 shares resulting in an aggregate gross proceeds of the offering to the Company of $4,659,203.
The Company also registered 200,000 shares of Common Stock for selling shareholders, 155,230 shares of which were sold by selling shareholders for an aggregate gross proceeds to the selling shareholders of $1,164,225. The offering terminated prior to the sale of all securities registered.

The Company's reasonable estimate of the total expenses in connection with the offering was $672,000 of which approximately $280,000 were for underwriting discounts and commissions and approximately $392,000 were for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company.

The Company's reasonable estimate of the net proceeds from the offering was $3,987,000. As of September 30, 1997, the Company had expended an aggregate of approximately $3,887,000 of such net proceeds. Of the aggregate proceeds, the Company spent approximately $1,000,000 for new product launch and sales force expansion and approximately $500,000 for restructuring expenses. The Company used approximately $2,387,000 for working capital. Payments of net proceeds were made to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. The Company invested, from time to time, the balance of such net proceeds primarily in investment grade marketable securities. As of September 30, 1997, approximately $100,000 was invested in such securities.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on July 29, 1997. During the meeting, stockholders elected the following individuals to serve as members of the Board of Directors with the following vote totals:

                                 For          Against        Withheld
                             ----------     ----------      ----------
    John A. Parsons           2,208,193          -              6,650
    Wayne M. Lee              2,212,393          -              2,450
    Maxwell F. Eveleth, Jr.   2,212,393          -              2,450
    W. Braun Jones, Jr.       2,195,393          -             19,450


During the meeting, the stockholders also ratified the designation by the Board of Directors of Ernst & Young LLP as the independent accountants for the Company for the fiscal year ending March 31, 1998, with the result of the voting as follows:
                   For:       2,115,628
                   Against:      98,838
                   Withheld:        377

Item 6. Exhibits and Reports on Form 8-K

        (a)   The following exhibits are included herein:

              (11.1) Statement re: Computation of Earnings per Share      11

        (b) The Company did not file reports on Form 8-K during the three months ended September 30, 1997.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 14th day of November, 1997:

Micro-Integration Corp.

By:  /s/ John A. Parsons
    ---------------------
       John A. Parsons
President, Chairman of the Board,
   Chief Executive Officer



By:  /s/ Terry D. Frost
    --------------------
    Terry D. Frost
Chief Financial Officer