Form 10QSB
period 1997-12-31
MICRO INTEGRATION CORP /DE/
filed 1998-02-17
CIK 920863

Quarterly Report 12-31-1997

                     U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

For the transition period from ...............to...............

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

The number of shares outstanding of the issuer's classes of common stock as of December 31, 1997:

Common Stock, $.01 Par Value --- 2,517,811 shares

Transitional Small Business Disclosure Format (check one):
Yes ............  No ......X......

                Micro-Integration Corp. and Subsidiaries
                               Form 10-QSB
                                  Index



Part I    Financial Information                                 Page
-------------------------------                                 ----

Item 1.    Consolidated Balance Sheets                            2
           Consolidated Statements of Operations                  4
           Consolidated Statements of Cash Flows                  5
           Notes to Unaudited Condensed Consolidated
               Financial Statements                               6

Item 2.    Management's Discussion and Analysis of
               Results of Operations and Financial Condition      8


Part II    Other Information
----------------------------

Item 1.    Legal Proceedings                                     10

Item 2.    Changes in Securities and Use of Proceeds             10

Item 3.    Defaults Upon Senior Securities                       10

Item 4.    Submission of Matters to a Vote of Security Holders   10

Item 5.    Other Information                                     10

Item 6.    Exhibits and Reports on Form 8-K                      10


Signatures                                                       11
----------

Part I   Financial Information
Item 1.  Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                         Consolidated Balance Sheets

                                              December 31      March 31
                                                 1997            1997
                                           --------------   -------------
                                             (unaudited)
ASSETS

Current Assets
   Cash                                      $    299,042      $  370,598
   Marketable securities, available-for-sale      100,000         100,000
   Receivables
      Trade, net of allowance for doubtful
         accounts $43,197 and $76,324           1,636,568       1,872,291
      Note                                           -             70,000
      Tax refund                                    3,158          46,141
   Inventory                                      589,753         596,556
   Prepaid expense                                111,411          97,576
                                           --------------    ------------

      Total Current Assets                      2,739,932       3,153,162


Property, Plant, and Equipment
   Land                                            92,962          92,962
   Buildings                                    1,457,558       1,455,518
   Equipment                                    1,451,034       1,384,231
   Automobiles                                    102,952          83,952
   Property held for sale                          57,939          58,794
                                           --------------   -------------
                                                3,162,445       3,075,457
   Less accumulated depreciation               (1,251,855)     (1,041,637)
                                           --------------   -------------
                                                1,910,590       2,033,820

Cash Surrender Value of Life Insurance
   and Other Noncurrent Assets, Net               307,465         298,437


Intangible Assets, Net of Amortization            869,859         745,912
                                           --------------   -------------

                                            $   5,827,846   $   6,231,331
                                            =============   =============

                 Micro-Integration Corp. and Subsidiaries
                       Consolidated Balance Sheets


                                               December 31      March 31
                                                  1997            1997
                                            --------------   -------------
                                             (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
   Demand notes payable                     $      388,615   $     462,500
   Current portion of long-term debt and
      capital lease obligations                    154,998         196,181
   Accounts payable                                743,470         933,434
   Accrued expenses                                115,562         471,137
   Income tax payable                                4,253           1,800
                                            --------------   -------------

      Total Current Liabilities                  1,406,898       2,065,052
                                            --------------   -------------

Long-Term Liabilities
   Debt, less current portion                    1,183,106       1,210,139


Shareholders' Equity
   Preferred stock - $.01 par value: authorized
      4,000,000 shares; none issued as of
      December 31, 1997 and March 31, 1997            -               -
   Common stock - $.01 par value; authorized
      12,000,000 shares; issued 2,667,349 and
      2,641,477 as of December 31, 1997
      and March 31, 1997, respectively              26,674          26,415
   Additional capital                            5,683,038       5,603,263
   Retained deficit                             (2,090,976)     (2,292,644)
                                            --------------   -------------

                                                 3,618,736       3,337,034
   Less treasury stock                             380,894         380,894
                                            --------------   -------------

                                                 3,237,842       2,956,140
                                            --------------   -------------

                                             $   5,827,846   $   6,231,331
                                            ==============   =============

See Notes to Unaudited Condensed Consolidated Financial Statements.

                 Micro-Integration Corp. and Subsidiaries
                  Consolidated Statements of Operations

                              Three months ended December 31         Nine months ended December 31
                                  1997           1996                    1997             1996
                              -----------      -----------             -----------     ----------
                                     (unaudited)                             (unaudited)
REVENUE
   License revenue            $    93,549      $    75,857             $   123,404     $   153,463
   Product revenue              2,865,428        2,441,322               9,196,350       5,498,175
                              -----------      -----------             -----------     -----------
     Total Revenue              2,958,977        2,517,179               9,319,754       5,651,638

   Cost of goods sold           1,795,958        1,378,031               5,902,840       2,507,021
                              -----------      -----------             -----------     -----------
      Gross Profit              1,163,019        1,139,148               3,416,914       3,144,617

Operating Expenses
   Selling, general, and
      administrative            1,046,302        1,226,140               3,112,202       3,585,988
   Depreciation and
      amortization expense         70,370          127,072                 228,948         335,498
                              -----------      -----------             -----------     -----------
                                1,116,672        1,353,212               3,341,150       3,921,486

      Operating Income (Loss)      46,347         (214,064)                 75,764        (776,869)

Other Income (Expense)
   Interest expense               (35,662)         (28,470)               (105,546)        (82,620)
   Gain on sale of residential
      internet business            57,720             -                    193,557             -
   Other income                    16,714           21,162                  42,658          72,607
                              -----------      -----------             -----------     -----------
                                   38,772           (7,308)                130,669         (10,013)
                              -----------      -----------             -----------     -----------

      Income (Loss) before
         Income Taxes              85,119         (221,372)                206,433        (786,882)

      Income tax expense             (623)          22,563                   4,766          31,955
                              -----------      -----------             -----------     -----------

         Net Income (Loss)    $    85,742      $  (243,935)            $   201,667     $  (818,837)
                              ===========      ===========             ===========     ===========

Basic and Diluted
   Earnings (Loss) per Share  $      0.03      $     (0.10)            $      0.08     $     (0.34)
                              ===========      ===========             ===========     ===========

Weighted Average Number of
   Common Shares Outstanding    2,502,922        2,457,240               2,496,023       2,415,813
                              ===========      ===========             ===========     ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                Micro-Integration Corp. and Subsidiaries
                 Consolidated Statements of Cash Flows

                                                                Nine months ended December 31
                                                                      1997               1996
                                                             -------------      -------------
                                                                         (unaudited)
Cash Flows from Operating Activities
Net income (loss)                                            $     201,667      $    (818,837)
Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
   Depreciation and amortization                                   228,948            441,989
Change in operating assets and liabilities:
   Accounts receivable                                             (27,397)           168,767
   Note receivable                                                  70,000                  -
   Tax refund receivable                                            42,983            (64,751)
   Inventory                                                         6,803            241,826
   Prepaid expense                                                 (13,835)           (63,720)
   Accounts payable                                               (189,964)           106,362
   Accrued expenses                                               (355,575)           (11,690)
   Income taxes payable                                              2,453             20,748
                                                             -------------      -------------
Net cash (used in) provided by operating activities                (33,917)            20,694

Cash Flows from Investing Activities
   Acquisition of property, plant, and equipment                   (90,382)          (300,697)
   Investment on organization of subsidiary                              -           (161,874)
   Increase in other noncurrent assets                            (141,164)          (192,483)
   Purchase of available-for-sale securities                             -          7,400,000
   Proceeds from maturity of available-for-sale securities               -         (6,800,000)
   Increase in cash surrender value of life insurance               (9,028)            (6,578)
   Proceeds from sale of residential internet business             263,120                  -
   Proceeds from sale of fixed assets                                2,968             14,886
   Loss (gain) on sale of fixed assets                              (1,086)             5,214
                                                             -------------      -------------
Net cash provided by (used in) investing activities                 24,428            (41,532)

Cash Flows from Financing Activities:
   Repayments of notes payable, long-term debt, and
      capital lease obligations                                    (68,216)           171,033
   Net repayment of short-term debt                                (73,885)                 -
   Issuance of common stock                                         80,034            199,592
                                                             -------------      -------------
Net cash (used in) provided by financing activities                (62,067)           370,625

Currency Adjustments:
   Effect of exchange rate changes on cash                               -            (19,374)
                                                             -------------      -------------
   Decrease in cash                                                (71,556)           330,413
   Cash at beginning of period                                     370,598            460,874
   Cash at end of period                                     $     299,042      $     791,287
                                                             =============      =============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                     Micro-Integration Corp. and Subsidiaries
        Notes to Unaudited Condensed Consolidated Financial Statements

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three and nine months ended December 31, 1997, and 1996, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1997.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.


2.     Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other- than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at December 31, 1997, and March 31, 1997. These securities mature in August 2026. There were no unrealized gains/losses with respect to these securities during the periods ended December 31, 1997, nor 1996.


3.     Inventory

Inventory consisted of the following:

                                    December 31              March 31
                                        1997                   1997
                                    ----------             ----------
                  Raw material      $  156,759             $  129,766
                  Finished goods       432,994                466,790
                                    ----------             ----------
                                    $  589,753             $  596,556
                                    ==========             ==========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.


4.     Earnings per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                              Three months ended December 31     Nine months ended December 31
                                                 1997              1996             1997             1996
                                              ------------     ------------      ------------     ------------
                                                       (unaudited)                           (unaudited)
Numerator:
   Net income (loss)                          $    85,742      $  (243,935)      $   201,667      $  (818,837)

   Numerator for basic earnings (loss)
      per share - income available
      to common stockholders                      85,742          (243,935)          201,667         (818,837)

   Numerator for diluted earnings (loss)
      per share - income available to
      common stockholders after
      assumed conversions                     $   85,742       $  (243,935)      $   201,667      $  (818,837)

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares          2,502,922         2,457,240         2,496,023        2,415,813

   Effect of dilutive securities:
      Employee stock options                       2,366             9,194               791           17,746
                                             -----------       ------------      ------------     ------------
   Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions           2,505,288         2,466,434         2,496,814        2,433,599
                                             ===========       ============      ============     ============

Basic earnings (loss) per share              $      0.03       $     (0.10)      $      0.08      $     (0.34)
                                             ===========       ============      ============     ============

Diluted earnings (loss) per share            $      0.03       $     (0.10)      $      0.08      $     (0.34)

                                             ===========       ============      ============     ============


Part I   Financial Information
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Nine Months Ended December 31, 1997, and 1996

The statements under Management's Discussion and Analysis of Results of Operations and Financial Condition and other statements in this Form 10-QSB which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1996. When used in this discussion and elsewhere in this Form 10-QSB, the words "estimate," "expect," "intend," and "project," as well as other words or expressions of similar meaning are intended to identify such forward-looking statements.
Such statements are based on current expectations, are inherently uncertain, are subject to risks and should be viewed with caution. Actual results and experience may differ materially from forward-looking statements as a result of many factors, including, but not limited to: changes in economic conditions in the various markets served by the Company's operations; increased competitive activity; availability, costs and obsolescense of inventory; employee turnover and labor costs; the rate of technology change; failure to provide new and innovative products; the effect of regulatory and legal developments and other unanticipated events and conditions. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this quarterly report. The Company makes no commitment to update any forward-looking statement, or to disclose any facts, events or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.


Results of Operations

On December 1, 1997, the Company completed the purchase of SuiteOne Computer Services, Inc., a Pennsylvania-based UNIX services company. In its last fiscal year, ended December 31, 1996, SuiteOne generated revenues of $454,000. Because its results are included for only one month, SuiteOne's contribution to Company revenues in the quarter ended December 31, 1997, was immaterial. The Company expects SuiteOne to make a contribution proportionate to its 1996 revenues toward the Company's revenues in the remaining quarter of this fiscal year, ending March 31, 1998.

The Company's total revenue was $3.0 million for the quarter ended December 31, 1997, an increase of 18% or $442,000 from the quarter ended December 31, 1996. Product and service revenue increased $424,000 or 17% while license revenue increased $18,000 or 23% compared to the same period last year.

For the nine months ended December 31, 1997, total revenue was $9.3 million, up 65% or $3.7 million from the same period last year. Product and service revenue increased by $3.7 million or 67%, and license revenue declined, as expected, by $30,000 or 20% compared to the same period last year. As in the previous quarter, there were unit and revenue declines in the Company's AS/400 connectivity product sales but these declines were not as steep as they have been in the recent past. The Company believes, as stated previously, that this decline in unit sales is primarily a result of a slowdown in purchases of connectivity products in the IBM AS/400 marketplace, and that this decline will continue. These declines were offset by increased revenues from sales by the Company's systems integration and consulting businesses primarily through the Company's Computer One and Computer Site subsidiaries. The Company's Computer One and Computer Site subsidiaries jointly accounted for 65% of the Company's total revenue for the nine month period ending December 31, 1997.

Gross margin declined to 39.3% for the quarter ended December 31, 1997, from 45.3% in the same period in 1996. Gross margin declined to 36.7% for the nine months ended December 31, 1997, from 55.6% in the same period in 1996. The major contributing factor to these declines is the change in product mix from high-margin AS/400 connectivity products, where unit volumes are
declining, to lower-margin products and consulting services.   The Company
expects gross margins to continue to decline in the short term, as computer and network equipment and consulting services continue to become a larger proportion of the product mix.

Selling, general, and administrative (SG&A) expenses decreased by $180,000 in the quarter ended December 31, 1997, compared to the same period in 1996. As a percentage of sales, SG&A expenses were 35.4% of total sales in the current quarter compared with 48.7% of total sales in the same quarter last year. For the nine months ended December 31, 1997, SG&A expenses decreased by $474,000 compared to the same period in 1996. As a percentage of sales, SG&A expenses represented 33.4% of total sales for the nine months compared with 63.5% for the same period last year. The decrease in SG&A expenses is primarily attributable to a reduction of 26% in the number of employees from 88 in December 1996 to 65 in December 1997. Management continues to control costs in an attempt to keep them below expected gross margins.

The Company's net other income was $39,000 for the three months ended December 31, 1997, compared to $7,000 net other expense in the same quarter last year. For the nine months ended December 31, 1997, the Company had net other income of $131,000 compared to a net other expense of $10,000 in the same period last year. The quarterly and year-to-date net other income amounts include a $58,000 and $136,000 one-time gain on the sale of the Company's residential internet dial-up business, respectively. Had the Company not had the one-time gain from the sale of its residential internet dial-up business, net other loss would have been $19,000 and $63,000 for the three and nine month periods ended December 31, 1997.

For the nine months ended December 31, 1997, the Company recognized a corporate tax expense of $5,000. At December 31, 1997, the Company had a net operating loss carryforward of approximately $2.3 million available for offset against future operating profits.


Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At December 31, 1997, the Company had $100,000 invested in available-for-sale securities and an additional $299,000 in cash. The $72,000 decrease in cash on hand at December 31, 1997, compared with cash on hand at March 31, 1997, is primarily due to an increase of $24,000 in cash provided by investing activities offset by decreases of $34,000 and $62,000 in cash resulting from operating and financing activities, respectively. Investing activities included capitalization of software development costs associated with the Company's new Internet voice/fax server product currently in development.

At December 31, 1997, the Company had two working capital credit lines with U.S. banks. One credit line, which is secured by a deposit from the Company, had an outstanding balance of $100,000. The second line had a balance of $272,000 outstanding of $300,000 available. The terms of this line of credit are currently under negotiation. The Company expects that cash generated from operations will satisfy its operating cash needs for the foreseeable future.

Working capital increased to $1.3 million as of December 31, 1997, from $1.1 at March 31, 1997. The Company's current ratio showed improvement from 1.53 to 1 at March 31, 1997, to 1.95 to 1 at December 31, 1997. At the end of the December 1997 period, the Company's book value was $3.2 million or approximately $1.30 per weighted average share outstanding.

Part II     Other Information

Item 1.     Legal Proceedings

            None.

Item 2.     Changes in Securities and Use of Proceeds

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  27.1   Financial Data Schedule

            (b) During the three months ended December 31, 1997, the Company filed a Form 8-K dated December 4, 1997, reporting that trading of the Company's shares moved from the Nasdaq National Market to The Nasdaq SmallCap Market under Item 5, "Other Events."

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 17th day of February, 1998:

Micro-Integration Corp.

By:    /s/           John A. Parsons
    -------------------------------------------
                     John A. Parsons
             President, Chairman of the Board,
                  Chief Executive Officer



By:      /s/         Terry D. Frost
    -------------------------------------------
                     Terry D. Frost
                 Chief Financial Officer