Form 10KSB
period 1998-03-31
MICRO INTEGRATION CORP /DE/
filed 1998-06-29
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1998



     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $12,352,132

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 12, 1998 was approximately $2,350,884 (based on the last sale price as reported by the Nasdaq Small Cap Market).

     The number of shares outstanding of each of the issuer's classes of common equity as of June 12, 1998: Common Stock, $.01 Par Value - 2,867,811 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Definitive Proxy Statement for 1998 Annual Meeting of Stockholders -- Items 9, 10, 11, and 12.

     Transitional Small Business Disclosure Format (check one):
Yes [_] No [X]

                              Index to Form 10-KSB
                             Micro-Integration Corp.

                                     Part I

Item 1.  Description of Business .............................................    2
Item 2.  Description of Properties ...........................................    9
Item 3.  Legal Proceedings ...................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders .................   10

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters   11
Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................   11
Item 7.  Financial Statements and Supplementary Data .........................   13
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure ............................................   13

                                    Part III

Item 9.  Directors, Executive Officers, and Key Personnel
         of the Registrant ...................................................   14
Item 10. Executive Compensation ..............................................   14
Item 11. Security Ownership of Certain Beneficial Owners and
         Management ..........................................................   14
Item 12. Certain Relationships and Related Transactions ......................   14

                                     Part IV

Item 13. Exhibits and Reports on Form 8-K ....................................   15

                                     Part I

Item 1. Description of Business

EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING, WITHOUT LIMITATION, THOSE SET FORTH IN THIS FORM 10-KSB UNDER THE HEADING, "RISK FACTORS."

Introduction

Micro-Integration Corp. ("MI" or the "Company") is an Information Technology ("IT") Services company that concentrates on providing IT consulting, network integration and design services, accounting and distribution information systems, process control information systems, and Internet web site design, programming, and hosting. The Company also designs, manufactures, and sells a line of products that provide communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers and sells computers, software, and communications products purchased from others. The Company provides Internet web hosting, training, desktop management, help-desk, and maintenance services that complement its consulting and computer and network software and equipment sales.

John A. Parsons, the Company's current Chairman and CEO, founded the Company's predecessor, Micro-Integration Inc. in 1978. The Company was formed in 1986 to hold the stock of Micro-Integration Inc. ("MII") and i.e. Systems, Inc. The two subsidiaries were merged into the Company in 1988. Since inception, the Company and its predecessors have designed, developed, marketed, and supported client-server and PC-to-IBM host communications and connectivity products. In 1995, the Company began to transition to a full-service IT Services provider, and now concentrates on networking, the Internet, accounting and distribution systems, and process control data gathering systems through its headquarters located in Frostburg, Maryland, and through subsidiaries in Ohio and Pennsylvania.

The Company had a European subsidiary, Micro-Integration Corp. PLC, headquartered in Birmingham, U.K., with a sales and service office near Brussels, Belgium, until March 31, 1997, when the majority of the Company's interest in the subsidiary was sold.

Significant Developments During Fiscal Year 1997-1998

During fiscal year 1997-1998 the Company continued to implement its previously announced strategy of transitioning itself to an IT Services company from a PC-to-AS/400 communications product development company.

On October 1, 1997, the Company completed the transfer and sale of its consumer Internet dial-up customer base to MindSpring, Inc. Revenue for this customer segment accounted for less than 3% of the Company's consolidated total revenue for the year ended March 31, 1998.

On December 1, 1997, the Company completed the purchase of SuiteOne Computer Services, Inc. ("SuiteOne"), a Pittsburgh, PA-based UNIX software and services company specializing in accounting and distribution systems. SuiteOne accounted for less than 1% of the consolidated total revenue of the Company for the year ended March 31, 1998.

During fiscal year 1998, the Company evaluated the recoverability of certain capitalized software costs based on anticipated future gross revenues and recorded a $411,000 write-off of capitalized costs in order to state the assets at their net realizable value.

Subsequent to the end of the fiscal year, the Company completed the purchase of CompSource, Inc. ("CompSource"), a West Reading, PA-based IT Services company, on April 1, 1998. CompSource has a division specializing in accounting solutions and a division specializing in process control data acquisition. CompSource did not contribute to the Company's results of operations for the fiscal year ended March 31, 1998.

Business Operations

Business Units

The Company has two principal business units: the IT Services unit and the PC Connectivity unit. These business units have provided the framework for the Company's transition to a solution-driven IT Services business from a product-driven PC Connectivity supplier. The Company also provides various support and management services to its subsidiaries and business units from a headquarters support group.

IT Services Unit

Though its IT Services Unit, the Company offers consulting, network integration and design services, accounting and distribution information systems, process control data acquisition systems, help-desk, training, desktop maintenance and management services, and Internet web site design, programming, and hosting services. These services are provided on a regional basis through IT Services offices in the Company's headquarters at Frostburg, MD, and at the Company's subsidiaries, Computer One in Lima, OH, Computer Site in Valley View, OH, and SuiteOne in Pittsburgh, PA.

In conjunction with its service offerings, the Company supplies a broad selection of products from major software vendors such as Microsoft, State of the Art, Software Solutions, Lotus, and Novell, and from communications equipment, personal computer, and peripheral manufacturers such as Cisco, Compaq, IBM, and Hewlett-Packard. The Company has sales and/or service authorizations from Microsoft, Software Solutions, Lotus, Novell, Cisco, IBM, Compaq, US Robotics, Hewlett-Packard, NEC, Apple, Dell, and others. No manufacturer's products represented more than 10% of total sales for the year ended March 31, 1998.

Sales and Marketing: The Company sells its IT Services through sales staffs located in Frostburg, MD, Lima, OH, Valley View, OH, and Pittsburgh, PA. The sales people have sales support and technical support staff in each office, and are also supported by a headquarters support group. The headquarters support group, located in Frostburg, MD, provides pre- and post-sale support, training, consulting, installation, and help desk services and Internet web design and hosting for all three offices. IT Services sales accounted for 74% of the Company's revenue for the year ended March 31, 1998.

In general, the Company and each of its subsidiaries has one or more areas of specialization, with the in-house technical expertise to support the specialization. Unix-based accounting and distribution systems are an area of specialization at the Company's SuiteOne subsidiary in Pittsburgh, PA. The Company's headquarters in the Frostburg, MD, location specializes in web design, programming, and hosting. The Company's Computer One subsidiary in Lima, OH, specializes in networking and desktop life cycle management, as does the Company's Computer Site subsidiary in Valley View, OH.

The Company expects to make the services and expertise of all of the Company's offices available for sale at all of the Company's locations.

Competition: The entire computer industry is characterized by intense competition, based primarily on quality and breadth of products and services, availability of pre- and post-sale support, product and service availability, price, speed of delivery, ability to tailor specific solutions to customer needs, and quality of customer training.

In the markets where the Company's marketing efforts are focused, there are many competitors who provide services similar to the Company's. Companies such as Electronic Data Systems ("EDS") and Andersen Consulting offer such services, but tend to focus on larger customers than the small- to mid-size organizations on which the Company's efforts are focused.

Where possible, the Company sells products only as an adjunct to its networking and consulting services. Competition with vendors that sell directly to large purchasers and parties that implement other sales methods, such as direct mail, computer "superstores," and mass merchandisers is limited to those instances where services are not a significant part of the sale. Mail-order communications companies such as Black Box and Data Communications Warehouse sell communications products in competition with the Company, but generally do not provide on-site consulting, design, and installation services. Mail-order computer and peripheral companies such as Micro Warehouse and Dell Computers sell computers and peripherals in competition with the Company, but generally do not provide network design and installation services. Local computer superstores such as Best Buy and Comp USA sell computers and peripherals at low prices, but generally do not provide desktop life cycle management, networking equipment, or services. Small local computer stores, consultants, and resellers are able to provide both products and services, but generally do not have the breadth of staff or expertise of the Company, especially in such areas as distribution systems and Internet commerce programming.

Backlog: As of March 31, 1998, the Company had a short, but not material, backlog of services assignments. In the past the Company has been able to shift technical resources from one location to another to keep backlog to a minimum. As the demand for services increases and the Company's customer base increases, the Company expects the services backlog to increase.

The Company stocks a minimal amount of products manufactured by others, relying on distributors' drop shipping and just-in-time shipping. As a result, the Company sometimes experiences a short, but not significant, order backlog on products purchased from distributors. Occasionally, demand may outstrip a particular manufacturer's ability to produce, which could result in a significant product backlog for the Company. If this backlog were to affect the ability of the Company to supply services, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company believes that a backlog at any given point in time is not a reliable indicator of future sales or earnings, although the absence of significant backlog and variations in the purchasing patterns of the Company's customers could contribute to variations in the Company's quarterly results of operations.

PC Connectivity Unit

Prior to 1996, the Company's PC-to-IBM midrange (System/36, System/38, and AS/400) client-server communications products were the Company's primary business. In the interim these products have become less important as the Company shifted its focus to IT Services. In the fiscal year ended March 31, 1996, these products accounted for approximately 92% of the Company's total revenue; in the year ended March 31, 1998, they accounted for 23% of total revenue. These products continue to supply generous gross margins, however, and contributed 46% of the Company's total gross margin during the year ended March 31, 1998.

Products: The PC Connectivity products provide PC users with easy access to computer applications and data on IBM midrange computers. They provide PC-to-IBM host and Local Area Network ("LAN")-to-IBM host connections using a wide variety of network and communications system configurations, including several types of direct and modem connections, multiple LAN operating systems, communications hardware, and a range of communications servers and gateways.

Sales and Marketing: The Company sells its PC Connectivity products worldwide through a combination of direct sales and sales through resellers and distributors. U.S. sales are handled primarily by in-house telesales representatives. These sales people handle typical reseller and end-user accounts. The Company does not employ outside sales people in the PC Connectivity business unit. The Company consults with and supports its resellers with sales and technical support staff.

Manufacturing: The Company manufactures PC Connectivity computer software kits and hardware boards in the U.S. Other products are purchased from a variety of suppliers worldwide.

Raw materials for PC Connectivity software kits are obtained on an as-needed basis, with four to six weeks as the longest lead time from purchase order to receipt of most materials. All materials used in preparation of these software kits can be produced by a large number of vendors. The Company currently contracts with one outside firm in the United States for the production of the Company's custom hardware boards. This firm purchases and stocks raw materials and assembles finished boards on the Company's orders. The Company is currently producing 11 distinct hardware board designs.

The Company maintains an inventory of all items it manufactures which it believes to be sufficient to meet demand. The Company manufactures or purchases and maintains inventory of certain high-volume items in larger quantities.

Competitors: The Company currently has three major competitors in the IBM midrange client-server connectivity and server segment: IBM, Better Online Solutions, Inc. ("BOS"), and DCI, Inc.

The principal competitive factors affecting the market for the Company's PC Connectivity products include product functionality, ease of use, quality, performance, reliability, quality of customer service and support, product availability, vendor credibility, ability to keep pace with technological change, and price. The PC Connectivity market is subject to rapidly changing technology and evolving standards incorporated into the Internet, PCs, networks, and IBM mainframe and midrange computers. This market is characterized by significant price competition.

Backlog: The Company typically ships PC Connectivity products on the same day orders are received. Because of this, the Company believes that a PC Connectivity product backlog at any given point in time is not a reliable indicator of future sales or earnings. The absence of significant backlog and variations in the purchasing patterns of the Company's customers could contribute to variations in the Company's quarterly results of operations.

RISK FACTORS

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB AS A RESULT OF THE RISK FACTORS SET FORTH BELOW AND OTHER FACTORS DISCUSSED IN THIS FORM 10-KSB.

Year 2000

The Company, like many other companies, is in the process of assessing its computer software applications and systems to ensure their functionality with respect to the millennium change. The Company believes that some of its internal mission critical systems are not Year 2000 compliant, and has instituted measures to bring those systems into compliance or replace them with compliant systems. The Company believes that the remediation costs needed to make all of its internal applications and systems Year 2000 compliant are not material. Failure to repair or replace those systems in a timely manner, however, could have a material adverse effect on the Company's business, financial condition, and results of operations.

Potential Fluctuations in Operating Results

The Company believes that future operating results will be subject to fluctuations due to a variety of factors, many of which are beyond the Company's control. Such factors may include, but are not limited to, demand for the Company's services, availability of skilled sales and technical personnel, introduction or enhancements of services by the Company or its competitors, market acceptance of new service offerings, increased competition, litigation costs, results of litigation, and general economic conditions.

Since the Company recognizes services revenue only when personnel are engaged on client projects, the relative utilization of such personnel directly affects the Company's operating results. In addition, a majority of the Company's services operating expenses, particularly personnel and related costs, are substantially fixed in advance of any particular period. As a result, variations in utilization of personnel may have material adverse effects on operating results. Termination or completion of engagements in the Company's services business or failure to obtain additional engagements in its services business could have a material adverse effect on the Company's business, financial condition, and results of operations.

Uncertainty of Future Acquisitions

The Company evaluates potential acquisitions on an ongoing basis. No assurance can be given as to the Company's ability to compete successfully for available acquisition candidates, to complete future acquisitions, or the financial effect on the Company of any acquired businesses. Acquisitions by the Company may involve significant cash expenditures and may result in decreased operating income, either of which could have a material adverse effect on the Company's business, financial condition, and results of operations. The inability of the Company to successfully continue its acquisition strategy could have a material adverse effect on the Company's business, financial condition, and results of operations.

Management of Potential Growth

The Company's recent acquisitions have placed, and are expected to continue to place, a significant strain on its managerial and operational resources. To manage future potential growth, the Company must continue to implement and improve its operational and financial systems and to train and manage its employee base. The Company expects that its operational and management systems will face additional strains as a result of the Company's recent acquisitions of SuiteOne and CompSource, as well as a result of possible acquisitions in the future.

Integration of Acquisitions

As part of its business strategy, the Company expects to continue to seek out business combinations with other IT Services companies. Such business combinations involve a number of risks, including, without limitation, difficulty assimilating the operations and personnel, management time and expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the maintenance of standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of the integration of new management personnel, and potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company will be successful in addressing these risks or any other problems encountered in connection with such business combinations.

Dependence on Key Personnel

The Company's performance is substantially dependent on the performance of its senior management and key sales and technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results, and financial condition of the Company. The Company's future success also depends on its continuing ability to attract and retain highly-qualified sales, technical, and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial, sales, and technical employees or that it will be able to attract and retain additional highly-qualified sales, technical, and managerial personnel in the future. The inability to attract and retain the necessary sales, technical, and managerial personnel could have a material adverse effect upon the Company's business, financial condition, and results of operation.

Concentration of Stock Ownership

As of March 31, 1998, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 48% of the outstanding Common Stock of the Company. As of March 31, 1998, John
A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 44% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Volatility of Stock Price

The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market, in general, and the market prices for IT Services companies, in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

Research and Development

As of March 31, 1998, no employees were engaged in new product development and testing. The Company spent approximately $78,000 and $201,000, respectively, during the years ended March 31, 1998, and 1997, on product development, enhancement, and maintenance.

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

Software License and Warranty Terms

The Company's PC Connectivity products are licensed on a per-user, per-host, or per-LAN basis. For certain major customers, the Company has made available enterprise-wide or site licenses. Under the terms of these licenses, the customer acquires a master copy of the software and documentation and the right to make and distribute multiple copies of these materials within the enterprise or site.

The Company provides a one-year limited warranty against defects in hardware and software products manufactured by the Company. For certain of these hardware products, the Company provides a limited lifetime warranty when the customer returns the registration card. It is the Company's experience that the cost of the extended warranty is immaterial, but there can be no assurance that this will continue to be the case in the future.

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

Employees

MI currently has approximately 55 full-time and 7 part-time employees. Approximately 50% of all employees are employed at MI in Frostburg, Maryland, 29% at Computer Site in Valley View, Ohio, 15% at Computer One in Lima, Ohio, and 6% at SuiteOne in Pittsburgh, Pennsylvania. Approximately two-thirds of the Company's employees work in customer sales and service and approximately 17% work in administration. The remaining employees provide marketing services.

Environmental

The Company owns or leases several parcels of real estate on which its operations are located. Adjacent to the Company's headquarters building in Frostburg, Maryland, is a property which was formerly operated as a sanitary landfill. The Company leases this property from The Cumberland Allegany County Industrial Foundation ("CACIF"), with an option to purchase. The Company uses part of this property as a parking lot, the rest of the site being open space. Although the Company has not performed an environmental assessment on the property, the Company is not aware of any environmental problems which would necessitate a cleanup. CACIF has contractually agreed to indemnify the Company should any environmental cleanup costs arise from the property's pre-existing condition (excluding consequential damages). In addition, should any pre-existing environmental condition interrupt or materially impair the Company's use of the property, the Company has the right through at least the year 2023 to require CACIF or Allegany County, Maryland, to promptly alleviate the condition and compensate the Company for any lost use of the property (again, excluding consequential damages). If either or both fail to satisfy this requirement, the Company has the right to obligate CACIF and Allegany County to repurchase the property and reimburse the Company for all improvements made by the Company. There can be no assurance that CACIF and Allegany County will fulfill their contractual obligations to the Company. Were environmental problems to arise with respect to the property, failure by either CACIF or Allegany County to fulfill its obligations, or the occurrence of consequential damages, could have a material adverse effect on the Company's business, financial condition, or results of operation.

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

Item 2.  Description of Properties

As of March 31, 1998, the Company owned or leased the following facilities:

                                                                                      Approximate          Leased or
      Location                      Type of Facility                Condition          Square Feet           Owned
----------------------        -----------------------------        ----------          -----------         ---------
Frostburg, MD                 Corporate Offices,                   Excellent              20,000           Owned (1)
                              Sales/Service and Distribution

Friendsville, MD              Vacant                               Fair                    3,750           Owned (2)

Hagerstown, MD                Internet                             Good                    1,020           Leased(3)

Lima, OH                      Sales/Service                        Good                    2,200           Leased(4)

Pittsburgh, PA                Sales/Service                        Good                      900           Leased(5)

Valley View, OH               Sales/Service                        Excellent               7,500           Leased(6)


(1) This property was financed with two separate notes. One is a 20-year, $215,000 note from Allegany County, Maryland, bearing interest at 7.5%, payable through August 2013. The other is a 20-year, $1,005,000 note from the State of Maryland, bearing interest at 5.93%, payable through September 2013. At March 31, 1998, these notes had balances of $193,000 and $893,000, respectively. Management believes the property is adequately covered by insurance.

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

(5) SuiteOne is currently renting office space in Pittsburgh, PA. The rent commencement date was January 1, 1996. The initial term of the lease expires in April 1999.

(6) Computer Site is currently renting office space in Valley View, OH. The rent commencement date was November 1, 1997. The initial term of the lease expires in October 2004.

Item 3. Legal Proceedings

In February 1998, a defamation lawsuit was filed against the Company and certain other parties in the U.S. District Court of Maryland by the Company's former chief financial officer. The plaintiff seeks in excess of $1.0 million for compensatory damages and in excess of $1.0 million in punitive damages. The Company believes it has meritorious defenses against the claim and intends to defend the claim vigorously. The Company believes that the disposition of matters pending or asserted will not have a materially adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997-1998.

Executive Officers and Key Personnel of the Registrant

     (a)  Executive Officers

          The following sets forth information concerning the individuals who are currently serving as executive officers of the Company:


                Name                 Age                   Position
          ------------------         ---           -------------------------

          John A. Parsons             54            Chairman of the Board,
                                                      President, and CEO

          Barry S. Wirtanen           44            Vice President, Sales

          Terry D. Frost              40            Vice President, Finance
                                                            and CEO


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

          Barry S. Wirtanen joined the Company in 1995 as Vice President, Sales. In 1996, he also became President of the Company's subsidiaries, Computer Site, Inc. and Computer One of Ohio, Inc. Prior to joining MI, Mr. Wirtanen was vice president of sales and marketing at MRK Computer Systems, Inc., based in Cleveland, Ohio. He has extensive management experience in sales and marketing.

          Terry D. Frost is currently the Company's Vice President, Finance and Chief Financial Officer. Mrs. Frost joined the Company in February 1997 and became CFO in August 1997. Prior to joining the Company, she was Controller at First Federal Savings Bank of Western Maryland.

     (b)  Key Personnel

          Michael L. Eversole is currently Vice President of the Company's Computer One of Ohio, Inc. subsidiary. He held the same position at the subsidiary's predecessor. Prior to that he was Vice President of Operations and Vice President of Sales.

          P. Edward Fisher is currently the Company's Vice President, Technology Services. Mr. Fisher joined the Company in 1978. Prior to becoming Vice President, Technology Services in 1997, he was Vice President, Product Development, Vice President, Special Products, and OEM sales manager.

          J. Michael Lafferty is currently the President of the Company's SuiteOne Computer Services, Inc. subsidiary. He held the same position at the subsidiary's predecessor which he founded in January 1996.

          Ronald J. Scaletta is currently Vice President of the Company's Computer Site, Inc. subsidiary. Prior to joining MI, he held senior sales and marketing positions with MRK Technologies, Ltd. and BasicComputer Corporation, both major network and systems integrators.

          William L. Shomo has been with the Company and its predecessor MII since 1978. He is currently Vice President, Products. Prior to assuming his current position in 1995, Mr. Shomo held a variety of positions with the Company, including Vice President, Customer Support, and Vice President, Product Development.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Since the Company's initial public offering in May 1994, the Common Stock has been traded on The NASDAQ Stock Market under the symbol MINT.

Set forth below are the high and low closing sales price for the Common Stock as reported by NASDAQ for the periods indicated.

       Fiscal Year Ended March 1998               High                Low
    ------------------------------------        -------             -------

     First quarter (June 30, 1997)              $ 1.375             $ 1.000
     Second quarter (September 30, 1997)          2.500               1.000
     Third quarter (December 31, 1997)            4.000               2.250
     Fourth quarter (March 31, 1998)              3.063               1.375

The approximate number of record holders of the Common Stock as of March 31, 1998, was 206. The Company estimates that there are approximately 600 beneficial holders of its Common Stock.

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

Overview

In the past two years, the Company has implemented a strategy and direction changing the focus of its Frostburg, MD, location to IT Services and acquiring a total of three other IT Services companies. These changes resulted in an increase in revenue for the year ended March 31, 1998, to $12.3 million, up 28% from $9.7 million in the prior year.

During the first nine months of the year, the Company had profits of $202,000, or $0.08 per share. In the fourth quarter, the Company incurred a loss of $623,000, primarily as a result of one-time costs associated with the write-off of the Company's Internet voice and fax product and expenses associated with the sale of its money-losing European operations in the prior year. For the year, the Company lost $421,000, or $0.17 per share.

The Company has reduced expenses in its PC Connectivity business to match declining revenues in that business segment. The Company expects the shift in business to IT Services from PC Connectivity to continue for the foreseeable future.

Results of Operations

Comparison of Fiscal Year 1997-1998 to Fiscal Year 1996-1997

The Company's total revenue increased $2.7 million, or 28%, from $9.7 million in fiscal year 1996-1997 to $12.4 million in fiscal year 1997-1998. IT Services accounted for an increase of $5.5 million from $3.7 million last fiscal year to $9.2 million in the current fiscal year, or 74% of total revenue for fiscal year 1997-1998. The increase in IT Services revenue offset the continued decline of PC Connectivity product and royalty revenues, which decreased $2.8 million (51%) and $68,000 (31%), respectively, from the 1996-1997 fiscal year.

Gross profit declined to 35.2% in fiscal year 1997-1998 from 47.7% in fiscal year 1996-1997. The PC Connectivity product margin increased by 5.0% from 62.0% last year to 67.0% in fiscal 1997-1998. This increase was offset by the lower margins realized in the Company's IT Services business. The Company expects gross margins to continue to decline as IT Services make up a larger proportion of the Company's total business.

The Company's cost-cutting measures reduced selling, general, and administrative ("SG&A") costs by $1.3 million or 24% during the period. Operating expenses were reduced primarily because of the sale of the MI PLC European subsidiary. The Company expects SG&A expenses in its IT Services business to increase in the future as this segment continues to grow, and these increases will partially offset SG&A reductions in the PC Connectivity segment.

Bad debt expense decreased $450,000 from $563,000 in fiscal 1996-1997 to $113,000 in fiscal 1997-1998. The $450,000 decrease was offset by an increase in the allowance for accounts receivable of $77,000 relating to the bad debt due to MI PLC. The Company's implementation of an aggressive collections program has lowered the ratio of bad debt to sales.

Depreciation and amortization expenses decreased by $135,000 (31%) to $300,000 in fiscal year 1997-1998 from $435,000 in fiscal year 1996-1997. Included is deferred compensation amortization of $0 and $113,000 in fiscal year 1997-1998 and fiscal year 1996-1997, respectively. Amortization of deferred compensation is the annual amortization of the value of stock options that were granted as inducement for certain key employees to join the Company.

The Company's net other expense decreased $72,000 from $341,000 in fiscal year 1996-1997 to $268,000 in fiscal year 1997-1998. Included in the current year's net other expense is a gain on the sale of the Company's dial-up Internet customer base of $210,000, an increase in other income of $45,000, and the elimination of last year's non-recurring expenses of an impairment loss of $65,000 and loss on sale of subsidiary of $173,000. This gain is offset by a loss due to the write-off of capitalized costs of $411,000 and an increase in interest expense of $10,000.

In fiscal 1997-1998, the Company recorded no income tax expenses. At March 31, 1998, the Company has foreign tax credit carryforwards of approximately $131,000, a federal net operating loss carryforward of $1,500,000 and a federal capital loss carryforward of $11,000.

Comparison of Fiscal Year 1996-1997 to Fiscal Year 1995-1996

The Company's total revenue increased $1,876,000, or 24%, from $7.8 million in fiscal year 1995-1996 to $9.7 million in fiscal year 1996-1997. Product revenue increased $2.1 million, or 29%. There was a $265,000 (53%) decline in OEM license revenue.

Gross profit declined to 47.7% in fiscal year 1996-1997 from 68.2% in fiscal year 1995-1996. The PC Connectivity product margin declined by 6.4% from 66.2% last year to 62.0% in fiscal 1996-1997. The remainder of the decline was caused by the lower margins realized in the Company's network integration and technology services business.

SG&A expenses decreased slightly from $5.5 million in fiscal year 1995-1996 to $5.4 million in fiscal year 1996-1997. This decrease was the net effect of cost-cutting measures of $806,000 offset by new costs of $702,000 associated with the acquisitions of Computer Site and Computer One.

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

The Company's net other income/expense increased $298,000 from net other expense of $43,000 in fiscal year 1995-1996 to net other expense of $341,000 in fiscal year 1996-1997. This increase is the net effect of a loss on the sale of MI PLC of $173,000; an impairment loss of $65,000 and other net losses of $76,000 recorded by MI Corp.; and losses of $21,000 and $20,000 for the Computer Site and Computer One subsidiaries, respectively. These losses were partially offset by a decrease in MI PLC interest expense of $43,000 and a favorable exchange rate variance of $14,000.

In fiscal 1996-1997, the Company recorded $51,000 in income tax expenses. At March 31, 1997, the Company has foreign tax credit carryforwards of approximately $180,000, a federal net operating loss carryforward of $2,300,000 and a federal capital loss carryforward of $11,000.

Liquidity and Capital Resources

In the fiscal year ended March 31, 1998, the Company satisfied its cash requirements primarily through the sale of the dial-up Internet customer base, and short-term borrowings. At March 31, 1998, the Company had $100,000 of the 1995 initial public offering invested in available-for-sale securities and an additional $177,000 held as cash.

During the year cash used in operations exceeded cash provided by operations by $458,000. The Company invested $103,000 acquiring property, plant, and equipment, and $219,000 in capitalized software related to its VFS software and associated four-channel voice/fax hardware adapter. These activities were funded by the sale of the dial-up Internet customer base and through the use of existing cash, in the amounts of $205,000 and $194,000, respectively.

The Company's working capital increased $100,000, from $1.1 million at March 31, 1997, to $1.2 million at March 31, 1998.

The Company has three working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $100,000 limit and had an outstanding balance of $100,000 as of March 31, 1998. Another line, which is also payable on demand, has a $50,000 limit and had an outstanding balance of $13,000. The last line is for $300,000, is renewable annually, and is limited to the lesser of $300,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of March 31, 1998, had an outstanding balance of $260,000.

Item 7.  Financial Statements and Supplementary Data

The information required by this Item 7 is set forth on pages F-1 through F-23.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, and Key Personnel of the Registrant

Directors

The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and is hereby incorporated by reference herein.

Executive Officers and Key Personnel

See Part I, Executive Officers and Key Personnel of the Registrant.

Section 16(a)  Beneficial Ownership Reporting Compliance

The information required by this Item is presented under the caption "Other Matters - Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and is hereby incorporated by reference herein.

Item 10.  Executive Compensation

The information required by Item 10 is presented under the caption "Section 16(A) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and is hereby incorporated by reference herein.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 11 is presented under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and is hereby incorporated by reference herein.

Item 12.  Certain Relationships and Related Transactions

The information required by Item 12 is presented under the caption "Certain Transactions" of the Company's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and is hereby incorporated by reference herein.

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

10.13 Agreement and Plan of Reorganization made in April 1986 by and among Micro-Integration Corp., Micro-Integration Inc., John A. Parsons, i.e. Systems, Inc., and the Stockholders named therein, filed as Exhibit
         10.13 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.14 Indemnification Agreements between Micro-Integration Corp. and its directors and officers, filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended March 31, 1996, is hereby incorporated by reference.

21.1     Subsidiaries of Micro-Integration Corp.

23.1     Consent of Independent Accountants.

     (b)  Reports on Form 8-K.

          Form 8-K disclosing the purchase of CompSource, Inc. was filed on April 15, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated June 29, 1998                                                  REGISTRANT:

                                                         Micro-Integration Corp.

                                                         By: /s/ John A. Parsons
                                                             -------------------
                                                                 John A. Parsons
                                               President, Chairman of the Board,
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ John A. Parsons                                            June 29, 1998
    -----------------------------
       John A. Parsons
President, Chairman of the Board,
and Chief Executive Officer
(principal executive officer)

By: /s/ Terry D. Frost                                             June 29, 1998
    -----------------------------
     Terry D. Frost
Chief Financial Officer

By: /s/ Maxwell F. Eveleth, Jr.                                    June 29, 1998
    -----------------------------
   Maxwell F. Eveleth, Jr.
        Director

By: /s/ Wayne M. Lee                                               June 29, 1998
    -----------------------------
     Wayne M. Lee
       Director

By: /s/ W. Braun Jones, Jr.                                        June 29, 1998
    -----------------------------
      W. Braun Jones, Jr.
           Director

                          Annual Report on Form 10-KSB

                       Item 14(a)(I) and (2), (c) and (d)

         List of Financial Statements and Financial Statement Schedule

                                Certain Exhibits

                          Financial Statement Schedule

                            Year Ended March 31, 1998

                             Micro-Integration Corp.

                                  Frostburg, MD

                    Micro-Integration Corp. and Subsidiaries
                   Index to Consolidated Financial Statements

                   Years Ended March 31, 1998, 1997, and 1996




Report of Independent Auditors .....................................        F-2


Audited Consolidated Financial Statements:
    Consolidated Balance Sheets ....................................        F-4
    Consolidated Statements of Operations ..........................        F-6
    Consolidated Statements of Stockholders' Equity ................        F-7
    Consolidated Statements of Cash Flows ..........................        F-8


Notes to Consolidated Financial Statements .........................        F-9


Audited Financial Schedule:
    Consolidated Financial Statement Schedule:
    Schedule II -- Valuation and Qualifying Accounts ...............        F-23


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                        [LETTERHEAD OF ERNST & YOUNG LLP]


                         Report of Independent Auditors


The Board of Directors and Shareholders
Micro-Integration Corporation


We have audited the accompanying consolidated balance sheets of Micro-Integration Corporation and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 7. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro-Integration Corporation and subsidiaries at March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/ ERNST & YOUNG LLP


Baltimore, Maryland
June 1, 1998


       Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                       This page intentionally left blank.

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets



                                                             March 31
                                                       1998            1997
                                                    -----------     -----------
ASSETS

Current Assets
   Cash                                             $   176,964     $   370,598
   Marketable securities, available-for-sale            100,000         100,000
   Receivables
       Trade, net of allowance for doubtful
          accounts $153,377 and $76,324               1,650,884       1,872,291
       Note                                              74,880          70,000
       Tax refund                                          --            46,141
   Inventory                                            551,565         596,556
   Prepaid expense                                      101,571          97,576
                                                    -----------     -----------

       Total Current Assets                           2,655,864       3,153,162
                                                    -----------     -----------


Property, Plant, and Equipment
   Land                                                  92,962          92,962
   Buildings                                          1,461,357       1,455,518
   Equipment                                          1,418,918       1,384,231
   Automobiles                                           54,955          83,952
   Property held for sale, net                           76,848          58,794
                                                    -----------     -----------
                                                      3,105,040       3,075,457
   Less accumulated depreciation                     (1,209,082)     (1,041,637)
                                                    -----------     -----------
                                                      1,895,958       2,033,820

Cash Surrender Value of Life Insurance
   and Other Noncurrent Assets, Net                     254,704         298,437


Intangible Assets, Net                                  468,932         745,912
                                                    -----------     -----------


                                                    $ 5,275,458     $ 6,231,331
                                                    ===========     ===========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets



                                                              March 31
                                                         1998           1997
                                                     -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                 $   818,121    $   933,434
    Accrued expenses                                     176,199        471,137
    Demand notes payable                                 372,542        462,500
    Current portion of long-term debt and
         capital lease obligations                       130,423        196,181
    Income tax payable                                      --            1,800
                                                     -----------    -----------

         Total Current Liabilities                     1,497,285      2,065,052
                                                     -----------    -----------


Long-Term Debt, Less Current Portion                   1,162,987      1,210,139
Commitment and Contingencies                                --             --


Shareholders' Equity
    Preferred stock - $.01 par value; authorized
      4,000,000 shares; none issued and outstanding         --             --
    Common stock - $.01 par value; authorized
      12,000,000 shares; issued 2,667,349 and
      2,641,477 in 1998 and 1997, respectively;
      outstanding 2,517,811 and 2,491,939 in
      1998 and 1997, respectively                         26,673         26,415
    Additional capital                                 5,683,039      5,603,263
    Accumulated deficit                               (2,713,632)    (2,292,644)
                                                     -----------    -----------

                                                       2,996,080      3,337,034
    Less 149,538 shares held in treasury                 380,894        380,894
                                                     -----------    -----------

                                                       2,615,186      2,956,140
                                                     -----------    -----------


                                                     $ 5,275,458    $ 6,231,331
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations


                                                          Year ended March 31
                                                  1998            1997            1996
                                              ------------    ------------    ------------
Revenues                                      $ 12,352,132    $  9,659,861    $  7,784,016

Cost of goods sold                               8,420,397       5,056,754       2,471,761
                                              ------------    ------------    ------------

     Gross profit                                3,931,735       4,603,107       5,312,255

Operating Expenses
     Selling, general, and administrative        4,083,702       5,393,222       5,497,642
     Bad debt                                      112,656         562,786         152,339
     Depreciation and amortization expense         299,967         434,863         454,955
                                              ------------    ------------    ------------

                                                 4,496,325       6,390,871       6,104,936
                                              ------------    ------------    ------------

          Operating Loss                          (564,590)     (1,787,764)       (792,681)

Other Income (Expense)
     Interest expense                             (141,435)       (131,857)       (111,533)
     Other income                                   75,230          29,269          68,796
     Gain on sale on Internet customer base        209,807            --              --
     Impairment loss                                  --           (65,203)           --
     Loss on sale of subsidiary                       --          (172,768)           --
                                              ------------    ------------    ------------

                                                   143,602        (340,559)        (42,737)
                                              ------------    ------------    ------------

          Loss before income taxes                (420,988)     (2,128,323)       (835,418)

          Income tax expense (benefit)                --            51,159         (34,169)
                                              ------------    ------------    ------------

             Net Loss                         $   (420,988)   $ (2,179,482)   $   (801,249)
                                              ============    ============    ============

Basic and Diluted Loss per Common Share       $      (0.17)   $      (0.89)   $      (0.33)
                                              ============    ============    ============

See Notes to Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                                  Equity
                                                                                adjustment
                                           Common                                  from
                              Common       stock                     Retained     foreign
                              stock       $0.01 par     Additional   earnings     currency    Deferred      Treasury       Total
                              shares        value        capital     (deficit)  translation compensation     stock        equity
                             -------------------------------------------------------------------------------------------------------
Balance, March 31, 1995      2,470,527   $    24,706   $ 5,502,500  $   688,087   $(103,428)  $ (252,909)  $ (240,591)  $ 5,618,365
                             -------------------------------------------------------------------------------------------------------

Aggregate translation
     adjustment                                                                     (72,948)                                (72,948)

Stock options exercised         44,900           449                                                                            449

Stock options cancelled-
     unamortized deferred
     compensation                                          (41,121)                               41,121                         --

Deferred compensation
     cancelled                                             (56,584)                                                         (56,584)

Amortization of deferred
     compensation                                                                                112,740                    112,740

Repurchase of common stock                                                                                   (115,303)     (115,303)

Net loss for 1996                                                      (801,249)                                           (801,249)

                             -------------------------------------------------------------------------------------------------------
Balance, March 31, 1996      2,515,427        25,155     5,404,795     (113,162)   (176,376)     (99,048)    (355,894)    4,685,470
                             -------------------------------------------------------------------------------------------------------

Aggregate translation
     adjustment                                                                     176,376                                 176,376

Stock options exercised         32,212           322                                                                            322

Stock issuance                  93,838           938       198,468                                                          199,406

Amortization of deferred
     compensation                                                                                 99,048                     99,048

Repurchase of common stock                                                                                    (25,000)      (25,000)

Net loss for 1997                                                    (2,179,482)                                         (2,179,482)

                             -------------------------------------------------------------------------------------------------------
Balance, March 31, 1997      2,641,477        26,415     5,603,263   (2,292,644)       --           --       (380,894)    2,956,140
                             -------------------------------------------------------------------------------------------------------

Stock issuance                  25,872           258        79,776                                                           80,034

Net loss for 1998                                                      (420,988)                                           (420,988)

                             -------------------------------------------------------------------------------------------------------
Balance, March 31, 1998      2,667,349   $    26,673   $ 5,683,039  $(2,713,632)  $    --     $     --     $ (380,894)   $ 2,615,186
                             =======================================================================================================

See Notes to Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                        Year ended March 31
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
Cash Flows from Operating Activities
Net loss                                                    $   (420,988)   $ (2,179,482)   $   (801,249)
Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                               299,967         578,706         599,998
     Loss on sale of subsidiary                                     --           172,768            --
     (Gain) loss on disposal of assets                           (24,847)          7,558          (2,069)
     Write-off of capitalized costs                              411,839            --              --
     Gain from sale of Internet customer base                   (209,807)           --              --
     Increase in cash surrender value of life insurance          (30,522)         (1,035)         (1,976)
     Impairment loss                                                --            65,203            --
     Deferred income taxes                                          --           (19,502)         20,699
     Other                                                         7,982         (58,133)            449
Change in operating assets and liabilities:
     Accounts receivable                                         223,601        (396,075)        415,482
     Note receivable                                              (4,880)           --              --
     Inventory                                                    44,991         440,339         113,128
     Prepaid expense                                              (4,356)        (22,233)        111,719
     Income taxes receivable                                      46,141           2,349         667,997
     Accounts payable                                           (117,270)        513,815        (481,747)
     Accrued expenses                                           (296,476)        274,747        (127,778)
     Income taxes payable                                         (1,800)         39,640           1,000
                                                            ------------    ------------    ------------
Net cash (used in) provided by operating activities              (76,425)       (581,335)        515,653

Cash Flows from Investing Activities
     Acquisition of property, plant, and equipment               (89,802)       (299,927)       (310,852)
     Increase in other noncurrent assets                         (16,748)       (199,585)       (304,209)
     Purchase of available-for-sale securities                      --        (6,800,000)    (12,000,000)
     Proceeds from sales of available-for-sale securities           --         7,700,000      12,500,000
     Cash received in acquisition of subsidiaries                    242          37,432            --
     Proceeds from sale of Internet customer base                205,400            --              --
     Proceeds from sale of fixed assets                           35,380          14,961          14,224
                                                            ------------    ------------    ------------
Net cash provided by (used in) investing activities              134,472         452,881        (100,837)

Cash Flows from Financing Activities
     Issuance of notes payable and long-term debt                   --           387,183            --
     Repayments of notes payable, long-term debt, and
        capital lease obligations                               (251,661)       (341,390)       (227,776)
     Repurchase of common stock                                     --              --          (115,303)
                                                            ------------    ------------    ------------
Net cash (used in) provided by financing activities             (251,661)         45,793        (343,079)

     Effect of exchange rate changes on cash                        --            (7,615)        (37,948)
                                                            ------------    ------------    ------------
     (Decrease) increase in cash                                (193,614)        (90,276)         33,789
     Cash at beginning of year                                   370,598         460,874         427,085
                                                            ------------    ------------    ------------
     Cash at end of year                                    $    176,984    $    370,598    $    460,874
                                                            ============    ============    ============

Schedule of Noncash Investing Activities:

Due to the acquisitions of SuiteOne during the year ending March 31, 1998, and Computer Site and Computer One during the year ending March 31, 1997, the
Company had the following noncash investing and financing activities:

     Assets acquired, excluding cash                        $   (36,983)    $  (666,278)
     Liabilities assumed                                         39,280         785,023
     Goodwill recorded                                          (82,055)       (281,041)
     Common stock issued                                         80,000         199,728
                                                            ------------    ------------
     Cash acquired in acquisition                           $        242    $    37,432
                                                            ============    ============

See Notes to Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Nature of Operations and Significant Accounting Policies

Nature of Operations

The principal business activity of Micro-Integration Corp. and subsidiaries (the "Company") is the development, design, marketing, selling, and support of computer and networking products. Services provided include consulting, network integration and design services. The Company sells computers and communications products purchased from others and designs, manufactures, and sells its own products that provide communications and connectivity between personal computers and IBM mainframe and midrange AS/400 computers.

Principles of Consolidation

The consolidated financial statements include the accounts of Micro-Integration Corp. ("MI") and its subsidiaries, Computer Site, Inc. ("Computer Site"), Computer One of Ohio, Inc. ("Computer One"), and SuiteOne Computer Services, Inc. ("SuiteOne"). The Company consolidates all subsidiaries in which it has a controlling interest (greater than 50% owned). All significant intercompany accounts have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Intangible Assets

Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions and is amortized on a straight-line basis over its estimated useful life.

The Company capitalizes costs associated with new software development and enhancements in accordance with the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of software costs begins upon the establishment of technological feasibility and ceases when the software is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs require considerable judgment by management with respect to certain external factors, including but not limited to, changes in software and hardware technologies, anticipated future gross revenues, and estimated economic life. The Company capitalized $219,000, $193,000, and $258,000 for 1998, 1997, and 1996, respectively. Amortization of capitalized software development costs is provided on a product-by-product basis and is based on unit sales not to exceed a period of three years. The amortization charged to cost of sales was $78,000, $129,000, and $191,000 for 1998, 1997, and
1996, respectively. During fiscal year 1998, the Company evaluated the recoverability of certain capitalized software costs based on anticipated future gross revenues and recorded a $411,000 write-off of capitalized costs in order to state the assets at their net realizable value.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. Nature of Operations and Significant Accounting Policies (Continued)

Intangible Assets (Continued)

License fees are amounts paid for products designed externally and are amortized based on unit sales not to exceed a period of three years from the date of the product release or first sale.

Other intangible assets represent contract rights and customer lists and are amortized over their estimated useful life (See Note 8 for details).

Revenue Recognition

Revenue is recognized from the sale of goods, including software products, upon delivery net of product returns and exchanges. Revenue is recognized from licensing arrangements upon the establishment of the licensing agreement and royalty arrangements upon delivery of products to third parties.

In December 1997, the Accounting Standards Executive Committee (AcSEC") issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which is effective for transactions entered into in fiscal years beginning after December 15, 1997. The SOP supercedes SOP 91-1, Software Revenue Recognition, and provides revised and expanded guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. Management has not completed a full analysis of the new standard, but does not anticipate that upon adoption of the SOP in 1999, there will be a material effect on future results of operations or financial position.

Research and Development

Research and development ("R & D") costs approximating $78,000, $201,000, and $327,000 were charged to expense for 1998, 1997, and 1996, respectively. R & D costs are included in selling, general, and administrative expenses.

Stock Based Compensation

The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equal the estimated fair value of the underlying stock on the grant date, no compensation expense is generally recognized. Financial Accounting Standards Board Statement No. 123, Accounting for Stock-based Compensation ("Statement 123") encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. Statement 123 requires disclosure of pro forma income and earnings per share data in the Notes to Consolidated Financial Statements if the new fair value method is not adopted. The Company has supplementally disclosed in Note 12 the required pro forma information as if the fair-value method had been adopted.

Fair Value of Financial Instruments

The carrying amounts of cash, marketable securities, accounts receivable, notes receivable, accounts payable, and accrued expenses approximate their fair values.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Nature of Operations and Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During fiscal year 1997, the Company evaluated the ongoing value of certain computer equipment. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets as compared to their book value. Based on this evaluation, the Company determined that the equipment was impaired and adjusted it to its fair value.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Comprehensive Income

In December 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), that establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 only impacts display as opposed to actual amounts recorded. Other comprehensive income includes all non-owner changes in equity that are excluded from net income. The Statement does not apply to an enterprise that has no items of other comprehensive income in any period presented. Statement 130 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of the new standard in fiscal year 1999.

2.  Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                  Year ended March 31
                                           1998          1997           1996
                                        ----------    -----------    ----------

Numerator used in basic and
  diluted loss per share:
    Net loss                            $ (420,988)   $(2,179,482)   $ (801,249)
                                        ==========    ===========    ==========

Denominator:
  Weighted average number of
    shares of common stock
    outstanding during the period        2,502,247      2,455,302     2,467,798
                                        ==========    ===========    ==========


Basic and diluted loss per common share $    (0.17)   $     (0.89)   $    (0.33)
                                        ==========    ===========    ==========

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

2.   Earnings per Share (Continued)

Basic loss per common share is based upon the average number of shares of common stock outstanding during each period. Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options and warrants, as described in Note 12.

3.   Supplemental Disclosure of Cash Flow Information

The Company paid interest of $141,000, $132,000, and $112,000 and income taxes of $0, $24,000, and $1,000 during fiscal years 1998, 1997, and 1996, respectively.

4.   Business Acquisitions

Effective December 1, 1997, the Company acquired all of the outstanding stock of SuiteOne in exchange for 22,456 shares of common stock valued at $80,000. SuiteOne is a software design and computer systems service provider located in Pittsburgh, Pennsylvania. The acquisition was accounted for using the purchase method of accounting.

The results of operations of SuiteOne for the four months ended March 31, 1998, are included in the accompanying 1998 consolidated statements of operations. SuiteOne accounted for less than 1% and 3% of the Company's consolidated total revenue and net loss, respectively. Goodwill of $82,000 related to the acquisition is being amortized over its estimated useful life of 15 years.

On August 21, 1996, and November 22, 1996, the Company purchased Computer Site, Inc. and Computer One of Ohio, Inc., respectively. Both companies acquired are Ohio-based systems integrators. MI acquired the companies for a common stock issuance of 93,838 shares (with a market value of $199,000 at acquisition) and the assumption of liabilities (principally current liabilities) of $785,000. Each of these acquisitions was accounted for using the purchase method of accounting. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net assets amounted to $281,000 and is being amortized over fifteen years. The operations of each of these acquired businesses are included in the accompanying consolidated statements of operations from the date of the respective acquisition.

5.   Disposal of Foreign Operations

On March 31, 1997, the Company disposed of 80% of the net assets of its foreign subsidiary MI PLC and incurred a disposition loss of $173,000, which was recognized in fiscal 1997. MI's remaining investment in MI PLC is $44,000. MI uses the cost method to account for its investment in MI PLC.

6.   Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at March 31, 1998, and 1997. These securities mature in August 2026. There were no unrealized gains/losses with respect to these securities during fiscal year 1998 nor 1997.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

7.   Inventory

Inventory consisted of the following:


                                                              March 31
                                                         1998            1997
                                                     ----------      ----------

     Parts                                           $  156,412      $  129,766

     Finished goods                                     395,153         466,790
                                                     ----------      ----------

                                                     $  551,565      $  596,556
                                                     ==========      ==========


8.   Intangible Assets

Intangible assets consisted of the following:

                                                              March 31
                                                         1998            1997
                                                     ----------      ----------
     Gross:

     Goodwill                                        $  363,196      $  735,736

     Capitalized software and design costs              390,881         787,888

     Other                                              199,671         199,284
                                                     ----------      ----------

                                                     $  953,748      $1,722,908
                                                     ==========      ==========


     Net:

     Goodwill                                        $  334,959      $  273,469

     Capitalized software and design costs               36,466         366,336

     Other                                               97,507         106,107
                                                     ----------      ----------

                                                     $  468,932      $  745,912
                                                     ==========      ==========



9.   Notes Payable and Long-Term Debt

The Company has a $300,000 line of credit with a U.S. bank, secured by accounts receivable and inventory. Outstanding borrowings are payable on demand and bear interest at the bank's prime lending rate plus 3/4% (9.25% at March 31, 1998). There was $260,000 and $377,500 outstanding on this line of credit as of March 31, 1998, and 1997, respectively.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

9.  Notes Payable and Long-Term Debt (Continued)

The provisions of the loan agreement related to this line of credit require the Company to maintain minimum cash flows to debt service coverage ratios. As a result of operating losses, the Company was in violation of the minimum cash flow to debt service coverage covenant at March 31, 1998. The bank has informed the Company that they intend to renew this credit line and continue the lending relationship. The Company is not actively seeking alternative financing.

The Company also has two other lines of credit with U.S. banks. One line for $100,000 is payable on demand and bears interest at the bank's prime lending rate plus 1.5% (10.0% at March 31, 1998). There was $100,000 and $85,000
outstanding on this line of credit as of March 31, 1998, and 1997, respectively. The other line for $50,000 is payable on demand, has a fixed interest rate of 11.0%, and had an outstanding balance of $12,542 as of March 31, 1998.

Long-term debt consisted of the following:

                                                                                              March 31
                                                                                       1998              1997
                                                                                   ------------      ------------
Note payable in monthly installments of $364 including principal and
interest at 10.5% through August 1998, secured by real property.                   $        --           $ 5,731

Note payable in monthly installments of $1,765 including principal and interest at 7.5% through August 2013, secured by real property.
Interest-only payments paid through March 31, 1994.                                    193,197           199,621

Note payable in quarterly installments of $22,132 including principal and interest at 5.93% commencing December 1994 through September 2013, secured by real property. Interest-only payments from date of
first proceeds payment through initial 15 months.                                      893,386           927,655

Note payable in monthly principal installments of $6,667 plus interest at 3/4%
above prime through September 1998, secured by assets of the business.                  38,233           118,233

Note payable in monthly installments of $1,368 plus interest at 8.5% commencing
January 1995 through January 2001, secured by assets
of the business.                                                                        51,450            62,035

Note payable in monthly installments of $623 including principal
and interest at 6.0% commencing January 1995 through December 2000.                     23,691            29,558

Note payable in monthly installments of $1,190 plus interest at prime plus 1%
commencing November 1994 through September 2002,
secured by assets of the business.                                                      50,886            62,791

Note payable in monthly installments of $557 including principal and interest at
9.0% commencing January 1997 through December 2001,
secured by assets of the business.                                                      16,242                --
                                                                                   ------------      ------------
                                                                                   $ 1,267,085       $ 1,405,624
                                                                                   ============      ============

The fair value of the Company's debt was determined using quoted market prices and is $1,483,982 at March 31, 1998.

9.  Notes Payable and Long-Term Debt (Continued)

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

Combined maturities for long-term debt by year and in the aggregate consisted of the following:


                                               March 31
                                             -----------

                         1999                $   121,082
                         2000                     86,597
                         2001                     90,010
                         2002                     73,050
                         2003                     55,332
                         Thereafter              841,014
                                             -----------

                                             $ 1,267,085
                                             ===========


During the years ended March 31, 1998, 1997, and 1996, the Company paid interest related to these borrowings of $91,000, $92,000, and $94,000, respectively.

10.  Lease Commitments

The Company leases office space for its subsidiaries Computer Site, Computer One and SuiteOne. These leases expire in October 2004, November 2000, and April 1999, respectively. The Company leases office space in Hagerstown, MD, to house its Internet equipment. This lease expires in November 1999. The annual expense associated with this lease is $10,000. The Company leases equipment and automobiles under the terms of various capital lease and operating lease agreements, all of which expire by the year 2000.

Property, plant, and equipment include the following amount for capitalized leases at the dates indicated:


                                                     March 31
                                               1998             1997
                                             --------         --------

     Equipment                               $ 79,906         $ 21,650

     Less:  Accumulated amortization          (40,103)         (10,516)
                                             --------         --------

                                             $ 39,803         $ 11,134
                                             ========         ========

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

10.  Lease Commitments (Continued)

Future minimum payments for these leases by year and in the aggregate consisted of the following at the dates indicated:


                                                        March 31
                                                 Capital         Operating
                                                 Leases           Leases
                                                --------         ---------

 1999                                           $ 12,617         $ 148,668
 2000                                             12,617            89,337
 2001                                              6,308            86,750
 2002                                                  -            85,500
 2003                                                  -            88,625
 Thereafter                                            -           147,250
                                                --------         ---------

 Total minimum lease payments                     31,542         $ 646,130
                                                                 =========

 Less amounts representing interest                5,217
                                                --------

 Present value of future minimum
   capital lease payments                       $ 26,325
                                                ========



Rent expense related to the operating leases was $183,000, $152,000, and $179,000 for the years ended March 31, 1998, 1997, and 1996, respectively. Interest expense recognized and paid on the capital lease obligations was $1,000, $1,000, and $15,000 during the years ended March 31, 1998, 1997, and
1996, respectively.

11.  Income Taxes

Income tax expense (benefit) for the years ended March 31, 1998, and 1997, consisted of the following:


                                                     1998                1997
                                                   -------             -------

     Current:
         Federal                                   $  --               $11,133
         State                                        --                 2,350
         Foreign                                      --                12,154
                                                   -------             -------

                                                      --                25,637
                                                   -------             -------

     Deferred:
         Federal                                      --                25,522
         State                                        --                  --
         Foreign                                      --                  --
                                                   -------             -------

                                                      --                25,522
                                                   -------             -------

                                                   $  --               $51,159
                                                   =======             =======


11.  Income Taxes (Continued)

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

Total deferred tax assets and deferred tax liabilities as of March 31, 1998, and 1997, and the sources of the differences between financial statements and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                              March 31
                                                         1998           1997
                                                     -----------    -----------
Current deferred taxes:
   Allowance for doubtful accounts                   $   128,260    $   109,633
   Other                                                   5,085         23,871
                                                     -----------    -----------

      Net current deferred tax asset (liability)         133,345        133,504
   Valuation allowance for deferred tax assets          (133,345)      (133,504)
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========

Non-current deferred taxes:
   Net operating loss carryforward                   $   883,620    $   839,539
   Capital loss carryforward                               5,345          5,345
   Foreign tax carryforward                              131,256        132,239
   Minimum tax carryforward                               13,225         13,225
   Charitable contribution carryforward                   10,738         10,738
   Research and development credit carryforward           37,476         37,476
   Research and development expense                      (26,279)      (139,457)
   Intangible                                             21,068         22,047
   Investment                                            (64,400)       (64,400)
   Tax over book depreciation                             (6,870)        16,128
                                                     -----------    -----------

      Net non-current deferred tax asset               1,005,179        872,880
   Valuation allowance for deferred tax asset         (1,005,179)      (872,880)
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========


At March 31, 1998, the Company had foreign tax credit carryforwards of approximately $131,000 which expire in the years 1999 to 2002.

At March 31, 1998, the Company had federal net operating loss carryforwards of approximately $1,500,000 which expire in the years 2011 and 2012. The state net operating loss carryforwards vary by states.

At March 31, 1998, the Company had federal capital loss carryforwards of approximately $11,000 which expire in the year 2000. The state capital loss carryforwards vary by states.

During the years ended March 31, 1998, and 1997, the Company paid income taxes of $0 and $24,000, respectively.

11.  Income Taxes (Continued)

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

The reasons for the difference between total tax expense and tax computed by applying the U.S. Federal income tax rates to earnings before income taxes for the years ended March 31 were as follows:


                                                                1998      1997
                                                                ----      ----

U.S. Federal statutory rate                                   -34.0%    -34.0%

State income tax, net of federal income tax benefit            -2.7%      0.1%

Non-deductible expenses, net of non-taxable income              2.8%      2.0%

Foreign taxes withheld                                          0.0%      0.6%

Change in valuation allowance                                  31.4%     33.9%

Other                                                           2.4%     -0.2%
                                                               ----      ----

                                                                0.0%      2.4%
                                                               ====      ====



12.  Stock Options and Warrants

The Company grants certain options to key employees and non-employee directors under the 1994 Stock Plan. The Plan provides for the granting of qualified and non-qualified stock options to key employees and non-qualified stock options to non-employee directors to purchase an aggregate of up to 150,000 shares of common stock. Vesting provisions for individual awards are at the discretion of the Compensation Committee.

The following table summarizes the option activity for the three-year period ended March 31, 1998:



                                                   Common       Weighted-Average
                                                    Stock        Exercise Price
                                                   ------       ---------------

Balance at April 1, 1995                           111,764           $1.73

1996 Activity
-------------
    Granted                                         74,000            3.64

    Exercised                                      (44,900)           0.02

    Forfeited                                      (30,016)           3.43
                                                   -------

Balance at March 31, 1996                          110,848           $3.14

1997 Activity
-------------
    Granted                                          3,000            1.94

    Exercised                                      (32,212)           0.01

    Forfeited                                      (38,048)           3.87
                                                   -------

Balance at March 31, 1997                           43,588           $5.00

1998 Activity
-------------
    Granted                                          3,000            1.69

    Exercised                                           --              --

    Forfeited                                      (15,588)           5.82
                                                   -------

Balance at March 31, 1998                           31,000           $4.27
                                                   =======


12.      Stock Options and Warrants (Continued)

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


All options granted have an exercise price equal to or greater than the fair value of the Company's common stock on the grant date. Of the outstanding options at March 31, 1998, 1997, and 1996, 24,250, 23,226, and 40,373,
respectively, were exercisable. Exercise prices for options outstanding as of March 31, 1998, ranged from $1.69 to $7.00. The weighted-average remaining contractual life of those options is 7 years. The weighted-average fair value of options granted during the years ended March 31, 1998, 1997, and 1996 is $1.69, $1.94, and $3.64, respectively.

The Company has 28,470 warrants outstanding that were issued to the underwriters of the initial public offering to purchase shares of the Company's common stock. These shares constitute 4% of the total shares sold in the offering. The warrants represent the right to purchase the Company's common stock for $9.00 per share. The warrants expire November 25, 1998.

Pro Forma Disclosures Required by Statement 123

To determine the pro forma data required by Statement 123 for 1998 and 1997, the Company used the Black-Scholes option pricing model to measure the fair value of options at the date of grant. Options valued using the Black-Scholes option pricing model assumed the following for 1998 and 1997, respectively: risk-free interest rate of 5.5% and 6.8%; dividend yields of 0%; volatility factors of .78 and .55; and a weighted-average expected life of the options of 10 years.

The Black-Scholes option pricing model and other models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss is $423,870 and $2,174,905 for the years ended March 31, 1998, and 1997, respectively. Pro forma loss per common share and assuming dilution is $0.17 and $0.89 for the years ended March 31, 1998, and 1997, respectively. The effect of compensation expense from stock options on 1998 pro forma net loss reflects the vesting of 1995, 1996, and 1997 awards which, depending on the individual grant, vest over one year, two years, three years, or four years. Pro forma net loss in 1998 reflects additional vesting of 1997 awards and the first year of vesting of 1998 awards. Because most of the options granted vest over a four-year period, not until 2002 is the full effect of recognizing compensation expense for stock options representative for the possible effects on pro forma net income for future years.

13.  Industry Segments

The Company operations are classified into two primary business segments: PC Connectivity and Information Technology ("IT") Services. The PC Connectivity segment involves AS/400 Connectivity products that allow PC users to access applications and data on IBM midrange computers. The IT Services segment provides customers with a broad selection of computer and software products and services, as well as, computer and network system design and integration, training and support, Internet commerce programming, help-desk, and desktop lifecycle management.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


13.  Industry Segments (Continued)

Summarized financial information by business segment for the years ended March 31, 1998, 1997, and 1996 is as follows:

                                                    Year Ended March 31
                                           1998            1997            1996
                                       ------------    ------------    ------------
Net Sales and Other Income
  PC Connectivity                      $  3,200,593    $  4,518,589    $  5,629,238
  Information Technology Services         9,188,557       3,673,842              --
                                       ------------    ------------    ------------
     United States                       12,389,150       8,192,431       5,629,238
     Eliminations - transfers               (37,018)        160,861         243,364
                                       ------------    ------------    ------------
                                         12,352,132       8,353,292       5,872,602

  Europe
     Unaffiliated customers                      --       1,467,430       2,154,778
     Eliminations - transfers                    --        (160,861)       (243,364)
                                       ------------    ------------    ------------
                                       $ 12,352,132    $  9,659,861    $  7,784,016
                                       ============    ============    ============

  Operating Income (Loss)
     PC Connectivity                   $    (18,597)   $ (1,466,961)   $   (326,896)
     Information Technology Services       (545,993)         60,836              --
                                       ------------    ------------    ------------
         United States                     (564,590)     (1,406,125)       (326,896)
         Europe                                  --        (381,639)       (465,785)
                                       ------------    ------------    ------------
                                       $   (564,590)   $ (1,787,764)   $   (792,681)
                                       ============    ============    ============

  Identifiable Assets
     PC Connectivity                   $  3,360,338    $  4,287,873    $  5,458,587
     Information Technology Services      1,915,120       1,943,458              --
                                       ------------    ------------    ------------
         United States                    5,275,458       6,231,331       5,458,587
         Europe                                  --              --       1,156,238
                                       ------------    ------------    ------------
                                       $  5,275,458    $  6,231,331    $  6,614,825
                                       ============    ============    ============


During the fiscal year ended March 31, 1998, the Company operated in the United States, through its headquarters in Maryland, two wholly-owned subsidiaries in Ohio and one wholly-owned subsidiary in Pennsylvania. Through March 31, 1997, the Company also operated in Europe through its wholly-owned subsidiary in the United Kingdom, and in Brussels, Belgium, through its sales branch.

The Company does not currently have sales to an individual customer in excess of 10% of its consolidated revenues. Intersegment sales are accounted for at cost. Operating profit is total revenue less cost of goods sold, operating expenses (including depreciation and amortization), excluding interest and corporate expenses. Identifiable assets by geographic location include assets directly identified with those operations.


14.  Segment Reporting

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supercedes Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise ("Statement 14") and establishes new standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also establishes standards for the related disclosure about products and services, geographical areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997.

The Company will adopt the provisions of the new standard in fiscal 1999. Under Statement 14, which is effective until the Company adopts Statement 131, the Company is considered to operate predominately in two segments. (See Note 13 for details)

15.  Subsequent Event

Effective April 1, 1998, the Company completed the acquisition of all of the outstanding stock of CompSource, Inc. in exchange for 350,000 shares of common stock valued at $612,500. CompSource, Inc. is an eastern- and central-Pennsylvania area business networking and software solutions provider. The acquisition was accounted for using the purchase method of accounting. Goodwill of $522,000 related to the acquisition is to be amortized over its estimated useful life of 15 years.

16.  Contingent Liabilities

In February 1998, a defamation lawsuit was filed against the Company and certain other parties in the U.S. District Court of Maryland by the Company's former chief financial officer. The plaintiff seeks in excess of $1.0 million for compensatory damages and in excess of $1.0 million in punitive damages. The Company believes it has meritorious defenses against the claim and intends to defend the claim vigorously. The Company believes that the disposition of matters pending or asserted will not have a materially adverse effect on the financial position of the Company.

17.  Employee Benefit Plans

In 1988, the Company initiated an Employee Stock Ownership Plan ("ESOP"), which covers all eligible employees. Contributions are made at the Company's discretion and approval by the Board of Directors after consideration of the Company's results of operations and other factors. The Company made no contributions in the years ended March 31, 1998, 1997, and 1996, respectively.

The Company also has an Employee Savings 401(k) Plan, which covers all eligible employees. Under this plan, employees may contribute to their accounts up to 10% of their compensation, subject to the rules of Section 401(k) of the Internal Revenue Code. The Company, at its discretion, matches up to 50% of the employee's contribution. The Company made no contributions to the plan during the years ended March 31, 1998, 1997, and 1996, respectively.



18.  Quarterly Data (unaudited)

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


The following is a summary of the quarterly results of operations for the years ended March 31, 1998, 1997, and 1996.

                                                                             Quarter Ended
                                                                June 30    Sept 30    Dec 31     Mar 31
                                                                -------    -------    -------    -------
                                                                  (In thousands, except per share data)
Fiscal year ended March 31, 1998:

Net sales                                                       $ 3,359    $ 3,002    $ 2,959    $ 3,032

Cost of sales                                                   $ 2,244    $ 1,863    $ 1,796    $ 2,517

Net income (loss)                                               $     4    $   112    $    86    $  (623)
                                                                =======    =======    =======    =======

Basic and diluted income (loss) per common share                $    --    $  0.05    $  0.03    $ (0.25)
                                                                =======    =======    =======    =======

Fiscal year ended March 31, 1997:

Net sales                                                       $ 1,575    $ 1,560    $ 2,517    $ 4,008

Cost of sales                                                   $   481    $   648    $ 1,378    $ 2,550

Net loss before loss on sale of subsidiary                      $  (179)   $  (396)   $  (244)   $(1,187)

Loss on sale of subsidiary                                           --         --         --       (173)
                                                                -------    -------    -------    -------

Net loss, as originally reported                                   (179)      (396)      (244)    (1,360)

Adjustment for improperly capitalized expense (1)                   (80)        --         --         80
                                                                -------    -------    -------    -------

Net loss                                                        $  (259)   $  (396)   $  (244)   $(1,280)
                                                                =======    =======    =======    =======

Net loss per share before loss on sale of subsidiary            $ (0.07)   $ (0.17)   $ (0.10)   $ (0.48)

Net loss per share on sale of subsidiary                             --         --         --      (0.07)
                                                                -------    -------    -------    -------

Net loss per share, as originally reported                        (0.07)     (0.17)     (0.10)     (0.55)

Adjustment, per share, for improperly capitalized expense (1)     (0.03)        --         --       0.03
                                                                -------    -------    -------    -------

Basic and diluted loss per common share                         $ (0.11)   $ (0.17)   $ (0.10)   $ (0.51)
                                                                =======    =======    =======    =======

Fiscal year ended March 31, 1996:

Net sales                                                       $ 2,207    $ 1,972    $ 1,762    $ 1,843

Cost of sales                                                   $   876    $   537    $   442    $   617

Net (loss) income                                               $  (712)   $  (111)   $    15    $     7
                                                                =======    =======    =======    =======

Basic and diluted income (loss) per common share                $ (0.30)   $ (0.04)   $  0.01    $    --
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

                    Micro-Integration Corp. and Subsidiaries
                 Schedule II - Valuation and Qualifying Accounts

                                         Charged to   Charged to
                             Beginning    Costs and      Other      Deductions      Ending
Classification                Balance      Expenses     Accounts       (1)         Balance
--------------               ---------   -----------  -----------   ----------     -------
Year Ended March 31, 1998:
Deducted from asset
  accounts:
  Allowance for doubtful
    accounts                 $ 76,324      112,656          --        35,603      $153,377
                             --------     --------     -------      --------      --------

      Total                  $ 76,324      112,656          --        35,603      $153,377
                             ========     ========     =======      ========      ========


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

10.8 Contract of sale made on September 16, 1992, between Micro-Integration Corp., Cumberland Allegany County Industrial Foundation and the Board of County Commissioners of Allegany County, Maryland, filed as Exhibit
         10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is

                                  Exhibit Index


         hereby incorporated by reference.

10.9 Promissory Note dated September 24, 1993, payable to Micro-Integration Corp. to the Board of Commissioners of Allegany County, Maryland or order, filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

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

10.13 Agreement and Plan of Reorganization made in April 1986 by and among Micro-Integration Corp., Micro-Integration Inc., John A. Parsons, i.e. Systems, Inc. and the Stockholders named therein, filed as Exhibit
         10.13 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is hereby incorporated by reference.

10.14 Indemnification Agreements between Micro-Integration Corp. and its directors and officers, filed as Exhibit 10.14 to the Company's Form 10-KSB for the year ended March 31, 1996, is hereby incorporated by reference.

21.1     Subsidiaries of Micro-Integration Corp.

23.1     Consent of Independent Accountants.