Form 10QSB
period 1998-06-30
MICRO INTEGRATION CORP /DE/
filed 1998-08-17
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998



[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________________ to _______________________

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

         Issuer's telephone number: 301-689-0800

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No ___

     The number of shares outstanding of the issuer's classes of common stock as of June 30, 1998:

Common Stock, $.01 Par Value --- 2,867,811 shares

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                    Micro-Integration Corp. and Subsidiaries
                                   Form 10-QSB
                                      Index





Part I       Financial Information                                         Page
                                                                           ----


Item 1.  Consolidated Balance Sheets                                          2
         Consolidated Statements of Operations                                4
         Consolidated Statements of Cash Flows                                5
         Notes to Unaudited Condensed Consolidated
             Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition                    8


Part II      Other Information


Item 1.  Legal Proceedings                                                   13

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14


Signatures                                                                   15

Part I   Financial Information
Item 1.  Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                      June 30        March 31
                                                        1998           1998
                                                     -----------    -----------
                                                     (unaudited)
ASSETS

Current Assets
     Cash                                            $   149,028    $   176,964
     Marketable securities, available-for-sale           100,000        100,000
     Receivables
        Trade, net of allowance for doubtful
            accounts $177,456 and $153,377             1,954,765      1,650,884
        Note                                              14,891         74,880
     Inventory                                           681,549        551,565
     Prepaid expense                                     146,059        101,571
                                                     -----------    -----------

        Total Current Assets                           3,046,292      2,655,864
                                                     -----------    -----------


Property, Plant, and Equipment
     Land                                                 92,962         92,962
     Buildings                                         1,461,357      1,461,357
     Equipment                                         1,657,157      1,418,918
     Automobiles                                          74,037         54,955
     Property held for sale, net                         100,571         76,848
                                                     -----------    -----------
                                                       3,386,084      3,105,040
     Less accumulated depreciation                    (1,498,497)    (1,209,082)
                                                     -----------    -----------
                                                       1,887,587      1,895,958

Cash Surrender Value of Life Insurance
     and Other Noncurrent Assets, Net                    309,646        254,704


Intangible Assets, Net                                   932,981        468,932
                                                     -----------    -----------


                                                     $ 6,176,506    $ 5,275,458
                                                     ===========    ===========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                            June 30        March 31
                                                             1998           1998
                                                          -----------    -----------
                                                          (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
     Accounts payable                                     $   844,523    $   818,121
     Accrued expenses                                         254,898        176,199
     Demand notes payable                                     604,627        372,542
     Current portion of long-term debt and
          capital lease obligations                           184,235        130,423
                                                          -----------    -----------

          Total Current Liabilities                         1,888,283      1,497,285
                                                          -----------    -----------


Long-Term Debt, Less Current Portion                        1,251,002      1,162,987
Commitment and Contingencies                                     --             --

Shareholders' Equity
     Preferred stock - $.01 par value: authorized
          4,000,000 shares; none issued and outstanding          --             --
     Common stock - $.01 par value; authorized
          12,000,000 shares;  issued 3,017,349 and
          2,667,349 as of June 30, 1998
          and March 31, 1998, respectively; outstanding
          2,867,811 and 2,517,811 as of June 30, 1998
          and March 31, 1998, respectively                     30,173         26,673
     Additional capital                                     6,292,039      5,683,039
     Accumulated deficit                                   (2,904,097)    (2,713,632)
                                                          -----------    -----------

                                                            3,418,115      2,996,080
     Less 149,538 shares held in treasury                     380,894        380,894
                                                          -----------    -----------

                                                            3,037,221      2,615,186
                                                          -----------    -----------


                                                          $ 6,176,506    $ 5,275,458
                                                          ===========    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations


                                                   Three months ended June 30
                                                     1998              1997
                                                 -----------        -----------
                                                          (unaudited)

Revenues                                         $ 3,205,535        $ 3,358,881

Cost of goods sold                                 2,033,144          2,243,637
                                                 -----------        -----------

    Gross Profit                                   1,172,391          1,115,244

Operating Expenses
  Selling, general, and
    administrative                                 1,267,285          1,009,450
  Depreciation and
    amortization expense                              77,387             80,301
                                                 -----------        -----------
                                                   1,344,672          1,089,751

    Operating Income (Loss)                         (172,281)            25,493

Other Income (Expense)
  Interest expense                                   (37,492)           (35,785)
  Other income                                        21,184             19,154
                                                 -----------        -----------
                                                     (16,308)           (16,631)
                                                 -----------        -----------

    Income (Loss) before
       Income Taxes                                 (188,589)             8,862

    Income tax expense                                 1,876              5,228
                                                 -----------        -----------

       Net Income (Loss)                         $  (190,465)       $     3,634
                                                 ===========        ===========

Basic and Diluted Earnings
  (Loss) per Common Share                        $     (0.07)       $      --
                                                 ===========        ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                  Three months ended June 30
                                                                                     1998          1997
                                                                                   ---------    ---------
                                                                                         (unaudited)
Cash Flows from Operating Activities
Net (loss) income                                                                  $(190,465)   $   3,634
Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
     Depreciation and amortization                                                    77,387       80,301
     Loss on sale of fixed assets                                                      2,151           --
     Increase in cash surrender value of life insurance                                   --       (9,521)
     Other                                                                            (6,262)         --
Change in operating assets and liabilities:
     Accounts receivable                                                             103,329      219,583
     Note receivable                                                                  59,989       41,944
     Inventory                                                                        26,172       11,857
     Prepaid expense                                                                  (5,540)      25,020
     Accounts payable                                                               (136,944)       5,286
     Accrued expenses                                                               (102,822)    (162,671)
     Income taxes payable                                                               (352)       4,908
                                                                                   ---------    ---------
Net cash (used in) provided by operating activities                                 (173,357)     220,341

Cash Flows from Investing Activities
     Acquisition of property, plant, and equipment                                    (7,335)      (7,383)
     Increase in other noncurrent assets                                             (15,940)     (41,603)
     Cash received in acquisition of subsidiaries                                      4,574           --
     Proceeds from sale of fixed assets                                               18,263           --
                                                                                   ---------    ---------
Net cash used in investing activities                                                   (438)     (48,986)

Cash Flows from Financing Activities:
     Issuance of notes payable and long-term debt                                    220,858           --
     Repayments of notes payable, long-term debt, and
        capital lease obligations                                                    (74,999)     (69,407)
                                                                                   ---------    ---------
Net cash provided by (used in) financing activities                                  145,859      (69,407)

Currency Adjustments:
     (Decrease) increase in cash                                                     (27,936)     101,948
     Cash at beginning of period                                                     176,964      370,598
                                                                                   ---------    ---------
     Cash at end of period                                                         $ 149,028    $ 472,546
                                                                                   =========    =========

Due to the acquisition of CompSource during the quarter ending June 30, 1998, the Company had the following noncash investing and financing activities:

     Assets acquired, excluding cash                                               $(659,068)
     Liabilities assumed                                                             573,272
     Goodwill recorded                                                              (522,130)
     Common stock issued                                                             612,500
                                                                                   ---------
     Cash acquired in acquisition                                                  $   4,574
                                                                                   =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Micro-Integration Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended June 30, 1998, and 1997, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1998.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.


2.   Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at June 30, 1998, and March 31, 1998. These securities mature in August 2026. There were no unrealized gains/losses with respect to these securities during the period ended June 30, 1998 nor 1997.


3.   Inventory

Inventory consisted of the following:

                                                 June 30           March 31
                                                   1998              1998
                                                 --------          --------

     Parts                                       $ 87,646          $156,412

     Finished goods                               593,903           395,153
                                                 --------          --------

                                                 $681,549          $551,565
                                                 ========          ========



Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                    Micro-Integration Corp. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


4.   Earnings per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                                                     Three months ended June 30
                                                        1998          1997
                                                      ---------    ----------
                                                            (unaudited)
     Numerator used in basic and
        diluted loss per share:
           Net (loss) income                          $(190,465)   $    3,634
                                                      =========    ==========


     Denominator:
        Weighted average number of
           shares of common stock
           outstanding during the period              2,867,811     2,491,939
                                                      =========    ==========


     Basic and diluted (loss)
        earnings per share                            $   (0.07)   $     0.00
                                                      =========    ==========

Part I  Financial Information

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Three Months Ended June 30, 1998, and 1997


This quarterly report on Form 10-QSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1996. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of the Company are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part I - Item 1 - Description of Business - Risk Factors" and "Part II - Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997-1998 Form 10-KSB, as filed with the Securities and Exchange Commission on June 29, 1998. In addition, set forth below under the headings "Results of Operations" and "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the Company's 1997-1998 Form 10-KSB should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with the Company's 1997-1998 Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in the Company's stock.


Overview


Micro-Integration Corp. ("MI" or the "Company") is primarily an Information Technology ("IT") Services company which provides both IT services and products. The Company's IT services include IT consulting, network integration and design services, accounting and distribution information systems, process control information systems, and Internet web site design, programming, and hosting. The Company also sells computers, software and communications products purchased from others. The Company provides Internet web hosting, training, desktop management, help-desk, and maintenance services that complement its consulting and computer and network software and equipment sales. In addition to IT services and products, the Company designs, manufactures, and sells a line of products that provides communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.


Results of Operations


On April 1, 1998, the Company completed the acquisition of all of the outstanding stock of CompSource, Inc. in exchange for 350,000 shares of common stock valued at $612,500. CompSource, Inc. is an eastern- and central-Pennsylvania area business networking and software solutions provider. The acquisition was accounted for using the purchase method of accounting. Goodwill of $522,000 related to the acquisition is being amortized over its estimated useful life of 15 years. In its last fiscal year, ended October 31, 1997, CompSource generated revenues of $3.3 million. CompSource contributed $655,000 or 20% to Company revenues in the quarter ended June 30, 1998.

The Company's total revenue was $3.2 million for the quarter ended June 30, 1998, a decrease of 5% or $153,000 from the quarter ended June 30, 1997. IT Services revenue increased by $278,000 or 11% while PC Connectivity product and royalty revenue decreased $431,000 or 51%. The Company's subsidiaries accounted for 81% of the Company's total revenue for the quarter ended June 30, 1998 compared to 66% in the same quarter last year. The Company expects this trend to continue as PC Connectivity product and royalty revenues continue to decline.

Gross profit increased to 36.6% for the quarter ended June 30, 1998, from 33.2% in the same period in 1997. The major contributing factor to the improvement in gross profit is the increase in the percentage of IT Services revenue derived from high-margin IT services versus revenue from lower margin IT product sales. For the quarter ended June 30, 1998, IT Services service revenue accounted for $592,000 or 21% of the total IT Services revenue of $2.8 million compared to $199,000 or 8% of total IT Services revenue of $2.5 million for the quarter ended June 30, 1997.

Selling, general, and administrative (SG&A) expenses increased by $258,000 in the quarter ended June 30, 1998, compared to the same period in 1997. As a percentage of sales, SG&A expenses were 40% of total sales in the current quarter compared with 30% of total sales in the same quarter last year. The increase is primarily due to increases in salaries and benefits, consulting and occupancy expenses offset by a reduction in legal expenses.

The Company's net other income was $21,000 for the three months ended June 30, 1998, an increase of $2,000 or 11%, compared to $19,000 of net other income in the same quarter last year.

For the three months ended June 30, 1998, the Company recognized a corporate tax expense of $2,000. At June 30, 1998, the Company had a net operating loss carryforward of approximately $1.5 million available for offset against future operating profits.


Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At June 30, 1998, the Company had $100,000 invested in available-for-sale securities and an additional $149,000 in cash. During the quarter ended June 30, 1998, cash provided by financing activities of $146,000 was exceeded by cash used in operating and investing activities of $174,000, resulting in a $28,000 decrease in cash.

The Company's working capital remained unchanged from March 31, 1998 to June 30, 1998 at 1.2 million.

At June 30, 1998, the Company had four working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $100,000 limit and had an outstanding balance of $100,000 as of June 30, 1998. A second line, which is also payable on demand, has a $600,000 limit and had an outstanding balance of $271,000 at June 30, 1998. The third line, also payable on demand, has a $50,000 limit and had an outstanding balance of $9,000 at June 30, 1998. The last line is for $300,000, is renewable annually, and is limited to the lesser of $300,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of June 30, 1998, had an outstanding balance of $226,000. The Company expects that cash generated from operations and borrowings will satisfy its operating cash needs for the foreseeable future.

Factors Affecting Operating Results


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

Management of Potential Growth

The Company's recent acquisitions have placed, and are expected to continue to place, a significant strain on its managerial and operational resources. To manage future potential growth, the Company must continue to implement and improve its operational, management and financial systems and to train and manage its employee base. The Company expects that its operational, management and financial systems will face additional strains as a result of possible acquisitions in the future.

Integration of Acquisitions

As part of its business strategy, the Company expects to continue to seek out business combinations with other IT Services companies. Such business combinations involve a number of risks, including, without limitation, difficulty assimilating the operations and personnel, expenditure of management time, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the implementation and maintenance of standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of the integration of new management personnel, and potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company will be successful in addressing these risks or any other problems encountered in connection with such business combinations.

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

Concentration of Stock Ownership

As of June 30, 1998, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 55% of the outstanding Common Stock of the Company. As of June 30, 1998, John A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 40% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

Year 2000

The Company is in the process of assessing the potential effects of the "Year 2000" millennium change on the Company's internal computer software applications and systems, the Company's product and service offerings and the Company's business in general. The Company believes that some of its internal mission critical systems, including its internal and external telecommunications systems, are not Year 2000 compliant, and has instituted measures to bring those systems into compliance or replace them with compliant systems. The Company believes that the remediation costs needed to make all of its internal applications and systems Year 2000 compliant are not material and that they will be implemented prior to the end of the first half of 1999. Delays in implementing these remedial measures, failure of any new or upgraded system to be Year 2000 compliant despite the vendors' assurances, or a failure to fully identify or remediate all Year 2000 problems in the Company's systems which are not being replaced or upgraded could have a material adverse effect on the Company's business, financial condition or results of operations.

In addition, the Company intends to contact its significant suppliers, service providers, customers and other contracting parties to determine the extent to which the Company is vulnerable to any such third party's failure to achieve Year 2000 compliance for their own systems or products. At the present time, the Company does not expect Year 2000 issues of such third parties to materially effect the Company's services or products. However, the Company can give no assurances that the systems or products of other companies on which the Company relies will be Year 2000 compliant or that the failure of such third parties to achieve Year 2000 compliance for such systems or products will not have a material adverse effect on the Company.

Part II    Other Information


Item 1.    Legal Proceedings


           None.


Item 2.    Changes in Securities and Use of Proceeds


Micro-Integration Corp. has made the following unregistered sales of the Company's Common Stock during the past three years and in the quarter ended June 30, 1998:

  Transaction           Number of Shares           Name of Underwriter       Consideration         Persons or Class of Persons to
     Date               of Common Stock            or Placement Agent           Received           Whom the Securities Were Sold
----------------    -------------------------    ------------------------   -----------------   ------------------------------------
   11/22/96                    97,254                     None                    (1)           Thomas M. Eversole

   12/01/97                    22,456                     None                    (2)           J. Michael Lafferty

   04/01/98                   343,884                     None                    (3)           Russell A. Hinnershitz
                                4,484                                                           Randy Engle
                                1,632                                                           A. Scott Kauffman




(1) Pursuant to the Purchase Agreement between Micro-Integration Corp. and Computer One of Ohio, Inc. ("Computer One") dated November 22, 1996,
Micro-Integration Corp. acquired Computer One by purchasing all of Computer One's assets for a common stock issuance of 97,254 shares of Micro-Integration Corp.'s common stock and the assumption of Computer One's liabilities and accounted for such acquisition using the purchase method of accounting.

(2) Pursuant to the Purchase Agreement by and among Micro-Integration Corp., SuiteOne Computer Services, Inc. ("SuiteOne"), and Michael Lafferty dated December 1, 1997, Micro-Integration Corp. acquired all of the outstanding stock of SuiteOne in exchange for 22,456 shares of Micro-Integration Corp.'s common stock and accounted for such acquisition using the purchase method of accounting.

(3) Pursuant to the Purchase Agreement by and among Micro-Integration Corp., Russell A. Hinnershitz, and A. Scott Kauffman dated April 1, 1998, Micro-Integration Corp. acquired all of the outstanding stock of CompSource, Inc. in exchange for 350,000 shares of Micro-Integration Corp.'s common stock and accounted for such acquisition using the purchase method of accounting.

For each of the above transactions, the Company claims the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "1933 Act") based upon the following facts: (1) no general solicitation or advertising occurred, (2) there was a limited number of purchasers, (3) purchasers purchased with a view toward investment, and (4) each purchaser had access to information as would be provided by a registration statement under the 1933 Act.

Item 3.   Defaults Upon Senior Securities


          None.



Item 4.   Submission of Matters to a Vote of Security Holders


          None.


Item 5.   Other Information


          None.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1          Financial Data Schedule

          (b) The Company filed a report on Form 8-K on April 15, 1998 for the acquisition of CompSource, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 14th day of August, 1998:



Micro-Integration Corp.



By:         /s/     John A. Parsons
        ----------------------------------
                 John A. Parsons
        President, Chairman of the Board,
            Chief Executive Officer






By:         /s/      Terry D. Frost
        ----------------------------------
                 Terry D. Frost
                 Chief Financial Officer