Form 10QSB
period 1998-09-30
MICRO INTEGRATION CORP /DE/
filed 1998-11-16
CIK 920863

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _____________

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

The number of shares outstanding of the issuer's classes of common stock as of September 30, 1998:

Common Stock, $.01 Par Value --- 2,881,525 shares

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                    Micro-Integration Corp. and Subsidiaries
                                   Form 1O-QSB
                                      Index

Part I  Financial Information                                              Page
                                                                           ----

Item 1. Consolidated Balance Sheets                                            2
        Consolidated Statements of Operations                                  4
        Consolidated Statements of Cash Flows                                  5
        Notes to Unaudited Condensed Consolidated
            Financial Statements                                               6

Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition                      8


Part II Other Information

Item 1. Legal Proceedings                                                     15

Item 2. Changes in Securities and Use of Proceeds                             15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   16

Item 5. Other Information                                                     16

Item 6. Exhibits and Reports on Form 8-K                                      16


Signatures                                                                    17

Part I Financial Information

Item 1. Financial Statements

                   Micro-Integration Corp. and Subsidiaries
                          Consolidated Balance Sheets

                                                     September 30     March 31
                                                         1998          1998
                                                     -----------    -----------
                                                     (unaudited)
ASSETS

Current Assets
     Cash                                            $   124,708    $   176,964
     Marketable securities, available-for-sale              --          100,000
     Receivables
        Trade, net of allowance for doubtful
            accounts $177,342 and $153,377             2,064,314      1,650,884
        Note                                              15,191         74,880
     Inventory                                           849,682        551,565
     Prepaid expense                                     150,341        101,571
                                                     -----------    -----------

        Total Current Assets                           3,204,236      2,655,864
                                                     -----------    -----------

Property, Plant, and Equipment
     Land                                                 92,962         92,962
     Buildings                                         1,474,333      1,461,357
     Equipment                                         1,633,103      1,418,918
     Automobiles                                          74,037         54,955
     Property held for sale, net                         100,287         76,848
                                                     -----------    -----------
                                                       3,374,722      3,105,040
     Less accumulated depreciation                    (1,553,007)    (1,209,082)
                                                     -----------    -----------
                                                       1,821,715      1,895,958

Cash Surrender Value of Life Insurance
     and Other Noncurrent Assets, Net                    301,304        254,704

Intangible Assets, Net                                   927,617        468,932
                                                     -----------    -----------

                                                     $ 6,254,872    $ 5,275,458
                                                     ===========    ===========

                   Micro-Integration Corp. and Subsidiaries
                          Consolidated Balance Sheets

                                                         September 30      March 31
                                                             1998            1998
                                                          -----------    -----------
                                                          (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
      Accounts payable                                    $ 1,074,364    $   818,121
      Accrued expenses                                        332,041        176,199
      Demand notes payable                                    556,877        372,542
      Current portion of long-term debt and
          capital lease obligations                           104,993        130,423
                                                          -----------    -----------

          Total Current Liabilities                         2,068,275      1,497,285
                                                          -----------    -----------


Long-Term Debt, Less Current Portion                        1,199,498      1,162,987
Commitment and Contingencies                                     --             --

Shareholders' Equity
      Preferred stock - $.01 par value: authorized
          4,000,000 shares; none issued and outstanding          --             --
      Common stock - $.01 par value; authorized
          12,000,000 shares; issued 3,031,063 and
          2,667,349 as of September 30,
          1998 and March 31, 1998, respectively,
          outstanding 2,881,525 and
          2,517,811 as of September 30,
          1998 and March 31, 1998, respectively                30,311         26,673
      Additional capital                                    6,315,901      5,683,039
      Accumulated deficit                                  (2,978,219)    (2,713,632)
                                                          -----------    -----------

                                                            3,367,993      2,996,080
      Less 149,538 shares held in treasury                    380,894        380,894
                                                          -----------    -----------

                                                            2,987,099      2,615,186
                                                          -----------    -----------

                                                          $ 6,254,872    $ 5,275,458
                                                          ===========    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                   Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                     Three months ended September 30      Six months ended September 30
                                     -------------------------------      -----------------------------
                                         1998               1997             1998              1997
                                     ------------        -----------      -----------       -----------
                                               (unaudited)                        (unaudited)
Revenues                              $ 2,956,096       $ 3,001,896         6,161,631         6,360,777

Cost of goods sold                      1,748,500         1,863,245         3,781,644         4,106,882
                                      -----------       -----------       -----------       -----------

         Gross Profit                   1,207,596         1,138,651         2,379,987         2,253,895

Operating Expenses
     Selling, general, and
         administrative                 1,175,177         1,056,450         2,442,462         2,065,900
     Depreciation and
         amortization expense              82,692            78,277           160,079           158,578
                                      -----------       -----------       -----------       -----------
                                        1,257,869         1,134,727         2,602,541         2,224,478

         Operating (Loss) Income          (50,273)            3,924          (222,554)           29,417

Other (Expense) Income
     Interest expense                     (39,580)          (34,099)          (77,072)          (69,884)
     Gain on sale of residential
         Internet business                   --             135,837              --             135,837
     Other income                          15,955             6,790            37,139            25,944
                                      -----------       -----------       -----------       -----------
                                          (23,625)          108,528           (39,933)           91,897
                                      -----------       -----------       -----------       -----------

         (Loss) Income before
              Income Taxes                (73,898)          112,452          (262,487)          121,314

         Income tax expense                   224               161             2,100             5,389
                                      -----------       -----------       -----------       -----------

              Net (Loss) Income       $   (74,122)      $   112,291       $  (264,587)      $   115,925
                                      ===========       ===========       ===========       ===========

Basic and Diluted (Loss)
     Earnings per Common Share        $     (0.03)      $      0.05       $     (0.09)      $      0.05
                                      ===========       ===========       ===========       ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                   Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                    Six months ended September 30
                                                                                    -----------------------------
                                                                                        1998            1997
                                                                                      ---------       ---------
                                                                                             (unaudited)
Cash Flows from Operating Activities
Net (loss) income                                                                     $(264,587)      $ 115,925
Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
      Depreciation and amortization                                                     160,079         158,578
      Gain on sale of fixed assets                                                       (1,863)           --
      Increase in cash surrender value of life insurance                                   --           (11,978)
      Other                                                                              (6,262)          5,114
Change in operating assets and liabilities:
      Accounts receivable                                                                (3,062)       (176,584)
      Note receivable                                                                    59,689          55,240
      Inventory                                                                        (141,961)        (11,222)
      Prepaid expense                                                                   (12,980)         (8,758)
      Accounts payable                                                                   93,995         (77,607)
      Accrued expenses                                                                  (25,679)       (226,488)
      Income taxes payable                                                               (1,450)          3,319
                                                                                      ---------       ---------
Net cash used in operating activities                                                  (144,081)       (174,461)

Cash Flows from Investing Activities
      Acquisition of property, plant, and equipment                                     (10,923)        (23,671)
      Decrease (increase) in other noncurrent assets                                      3,208          (2,469)
      Cash received in acquisition of subsidiaries                                        4,574            --
      Proceeds from sale of available-for-sale securities                               100,000            --
      Proceeds from sale of fixed assets                                                 27,603            --
      Proceeds from sale of residential Internet business                                  --           205,400
                                                                                      ---------       ---------
Net cash provided by investing activities                                               124,462         179,260

Cash Flows from Financing Activities:
      Issuance of notes payable and long-term debt                                      111,034            --
      Repayments of notes payable, long-term debt, and
           capital lease obligations                                                   (143,671)       (155,935)
                                                                                      ---------       ---------
Net cash used in financing activities                                                   (32,637)       (155,935)

Decrease in cash                                                                        (52,256)       (151,136)
Cash at beginning of period                                                             176,964         370,598
                                                                                      ---------       ---------
Cash at end of period                                                                 $ 124,708       $ 219,462
                                                                                      =========       =========

Due to the acquisition of CompSource during the quarter ending June 30, 1998, the Company had the following noncash investing and financing activities:

      Assets acquired, excluding cash                                                 $(659,068)
      Liabilities assumed                                                               573,272
      Goodwill recorded                                                                (546,130)
      Common stock issued                                                               636,500
                                                                                      ---------
      Cash acquired in acquisition                                                    $   4,574
                                                                                      =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                   Micro-Integration Corp. and Subsidiaries
               Notes to Unaudited Condensed Financial Statements


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Micro-Integration Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three and six months periods ended September 30, 1998, and 1997, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1998.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2.   Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separated component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at March 31, 1998. THere were no unrealized gains/losses with respect to these securities during the period ended September 30, 1998 nor 1997.

3.   Inventory

Inventory consisted of the following:

                             September 30        March 31
                                 1998              1998
                               --------          --------

     Parts                     $128,783          $156,412

     Finished goods             720,899           395,153
                               --------          --------

                               $849,682          $551,565
                               ========          ========


Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                   Micro-Integration Corp. and Subsidiaries
               Notes to Unaudited Condensed Financial Statements


4.   Earnings per Share

                                             Three months ended         Six months ended
                                                 September 30             September 30
                                           -----------------------  ------------------------
                                              1998         1997        1998          1997
                                           ----------   ----------  ----------    ----------
                                                  (unaudited)              (unaudited)
     Numerator used in basic and
         diluted loss per share:
           Net (loss) income               $  (74,122)  $  112,291  $ (264,587)   $  115,925
                                           ==========   ==========  ==========    ==========


     Denominator:
         Weighted average number of
           shares of common stock
           outstanding during the period    2,873,475    2,493,170   2,870,674     2,492,558
                                           ==========   ==========  ==========    ==========


     Basic and diluted (loss)
         earnings per share                $    (0.03)  $     0.05  $    (0.09)   $     0.05
                                           ==========   ==========  ==========    ==========

Part I Financial Information.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition for the Six Months Ended September 30, 1998, and 1997

This quarterly report on Form 10-QSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1996. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of the Company are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part I -- Item 1 -- Description of Business -- Risk Factors" and "Part II -- Item 6 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997-1998 Form 10-KSB, as filed with the Securities and Exchange Commission on June 29, 1998. In addition, set forth below under the headings "Results of Operations" and "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near term outlook with respect thereto, and the forward-looking statements set forth herein; however, the absence in this quarterly report of a complete recitation of or update to all risk factors identified in the Company's 1997-1998 Form l0-KSB should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with the Company's 1997-1998 Form l0-KSB in order to have a more complete understanding of the principal risks associated with an investment in the Company's stock.

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

Results of Operations

The Company's total revenue was $3.0 million for the quarters ended September 30, 1998 and 1997. IT Services revenue increased by $330,000 or 15% for the quarter ended September 30, 1998 compared to the same quarter last year while PC Connectivity product and royalty revenue decreased $258,000 or 36% for the same periods. Internet revenue decreased by $117,000 or 92% from $127,000 for the quarter ended September 30, 1997 to $10,000 in the quarter ended September 30, 1998 due to the sale of the residential Internet business.


For the six months ended September 30, 1998, total revenue was $6.2 million, down 3% or $199,000 from the same period last year. IT Services revenue increased by $704,000 or 15% while PC Connectivity product and royalty revenue decreased $689,000 or 44%. The sale of the residential Internet business in the quarter ended September 30, 1997 resulted in a decline of Internet revenue of $214,000 or 88% from $243,000 for the six months ended September 30, 1997 to $29,000 for the same period in the current year. The Company's subsidiaries accounted for 79% of the Company's total revenue for the six months ended September 30, 1998 compared to 66% in the same period last year. The Company expects this trend to continue as PC Connectivity product and royalty revenues continue to decline.

Gross profit increased to 40.9% for the quarter ended September 30, 1998, from 37.9% in the same period in 1997. Gross profit increased to 38.6% for the six months ended September 30. 1998, from 35.4% in the same period in 1997. The major contributing factor to the improvement in gross profit is the increase in the percentage of IT Services revenue derived from high-margin IT services versus revenue from lower margin IT product sales. For the six month period ended September 30, 1998, IT Services service revenue accounted for $1.1 million or 22% of the total IT Services revenue of $5.3 million compared to $467,000 or 10% of total IT Services revenue of $4.6 million for the six months ended September 30, 1997.

Selling, general, and administrative (SG&A) expenses increased by $119,000 in the quarter ended September 30, 1998, compared to the same period in 1997. As a percentage of sales, SG&A expenses were 39.8% of total sales in the quarter ended September 30, 1998, compared with 35.2% of total sales in the same quarter last year. For the six months ended September 30, 1998, SG&A expenses increased $377,000 compared to the same period in 1997. As a percentage of sales, SG&A expenses represented 39.6% of total sales for the six months ended September 30, 1998, compared with 32.5% for the same period last year. The increase in SG&A expenses is primarily due to increases in salaries, benefits and occupancy expenses caused by the acquisition of CompSource, Inc. on April 1, 1998, along with an increase in consulting expense. This is partially offset by a reduction in telephone expenses due to the sale of the residential Internet business, which occurred in the quarter ended September 30, 1997, and in accounting expenses.

The Company's net other expense was $24,000 for the three months ended September 30, 1998, compared to net other income of $109,000 in the same quarter last year. For the six months ended September 30, 1998, the Company had net other expense of $40,000 compared to a net other income of $92,000 in the same period last year. Without the gain on sale of residential Internet business of $136,000, the quarter and six month period ending September 30, 1997, had net other expenses of $27,000 and $44,000, respectively.

For the six months ended September 30, 1998, the Company recognized a corporate tax expense of $2,000. At September 30, 1998, the Company had a net operating loss carryforward of approximately $1.5 million available for offset against future operating profits.

Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At September 30, 1998, the Company had $125,000 in cash. During the six month period ended September 30, 1998, cash provided by investing activities of $124,000 was exceeded by cash used in operating and financing activities of $176,000, resulting in a $52,000 decrease in cash.

The Company's working capital decreased slightly from $1.2 million at March 31, 1998 to $1.1 million at September 30, 1998.



At September 30, 1998, the Company had four working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $100,000 limit and had an outstanding balance of $100,000 as of September 30, 1998. A second line, which is also payable on demand, has a $600,000 limit and had an outstanding balance of $228,000 at September 30, 1998. The third line, also payable on demand, has a $50,000 limit and had an outstanding balance of $4,000 at September 30, 1998. The last line is for $300,000, is renewable annually, and is limited to the lesser of $300,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of September 30, 1998, had an outstanding balance of $225,000. The Company expects that cash generated from operations and borrowings will satisfy its operating cash needs for the foreseeable future.

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

Since the Company recognizes services revenue only when personnel are engaged on client projects, the relative utilization of such personnel directly affects the Company's operating results. In addition, a majority of the Company's services operating expenses, particularly personnel and related costs, are substantially fixed in advance of any particular period. As a result, variations in utilization of personnel may have material effects on operating results. Termination or completion of engagements in the Company's services business or failure to obtain additional engagements in its services business could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of Future Acquisitions

The Company evaluates potential acquisitions on an ongoing basis. No assurance can be given as to the Company's ability to compete successfully for available acquisition candidates, to complete future acquisitions, or the financial effect on the Company of any acquired businesses. Acquisitions by the Company may involve significant cash expenditures and may result in decreased operating income, either of which could have a material adverse effect on the Company's business, financial condition, and results of operations. The inability of the Company to successfully continue its acquisition strategy could have a material adverse effect on the Company's business, financial condition and results of operations.

Management of Acquired Businesses

The Company's recent acquisitions have placed, and are expected to continue to place, a significant strain on its managerial and operational resources. To manage these acquired businesses and others that may be acquired in the future, the Company must continue to implement and improve its operational, management and financial systems and to train and manage its employee base. The Company expects that its operational, management and financial systems will face additional strains as a result of possible acquisitions in the future.

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

Concentration of Stock Ownership

As of September 30, 1998, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 55% of the outstanding Common Stock of the Company. As of September 30, 1998, John A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 38% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

Ability to Obtain Financing

The Company uses commercial financing and bank borrowings to supplement cash generated from operations in order to meet its operating cash needs. It also uses 30-to-60 day commercial financing to finance goods sold to others. There can be no assurance that the Company will continue to be able to meet its operating cash needs through commercial financing and bank borrowings or will be able to continue to finance the purchase of goods sold to others through commercial financing. There can be no assurance the Company could obtain additional cash through equity financing or any other means. Any inability to satisfy the Company's operating cash needs or inability to finance the purchase of goods sold to others could have a material adverse affect on the Company's business, financial condition and results of operation.

Year 2000

The Company has assessed the potential effects of the "Year 2000" millennium change on the Company's internal computer software applications and systems, the Company's product and service offerings and the Company's business in general.

The Company believes the PC Communications products it has developed and sells do not process dates and do not have any Year 2000 compliance issues.

The Company believes, based on statements from its vendors, that all other products the Company currently sells are Year 2000 compliant and that the Company's vendors either have Year 2000 compliant internal systems or have adequate plans to implement remediation by the end of 1999. However, the Company can give no assurances that the systems or products of other companies on which the Company relies will be Year 2000 compliant or that the failure of such third parties to achieve Year 2000 compliance for such systems or products will not have a material adverse effect on the Company.

The Company believes that some of its internal IT mission critical systems, including its internal and external telecommunications systems, accounting systems, and customer tracking systems are not Year 2000 compliant, and has instituted measures to make them compliant or replace them with compliant systems. The Company believes that the direct remediation costs needed to make all of its internal applications and systems Year 2000 compliant are less than $20,000. The Company does not account separately for indirect costs associated with Year 2000 issues, such as the cost of internal staff time spent on Year 2000 issues, but the Company believes this cost is not material. The Company believes all remediation measures will be completely implemented prior to the end of the first half of 1999.

The Company believes that even in the reasonably likely worst case scenario, in which all the Company's major IT systems (sales orders, customer tracking, accounting) unexpectedly fail to function properly after the millennium change, there would not be a material effect on the Company's business, financial condition, or results of operation because the critical tasks handled by the internal IT systems can be accomplished manually.

Delays in implementing remedial measures by the Company or its vendors, failure of any new or upgraded system to be Year 2000 compliant despite vendors' assurances, or a failure to fully identify or remediate all Year 2000 problems in the Company's systems which are not being replaced or upgraded could have an unexpected material adverse effect on the Company's business, financial condition or results of operations.

The Company has published a "Year 2000 Readiness Disclosure Statement" on its Year 2000 web site at http://www.miworld.com/y2kdisc.html.

Risks Relating to Low-Priced Stocks

The Company's continued listing on the Nasdaq Small Cap Market ("SCM") is contingent upon the Company meeting the maintenance requirements of the SCM. Substantial changes in Nasdaq initial listing and maintenance requirements became effective on February 23, 1998. These changes materially enhance the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. These changes require that companies listed on the SCM maintain (i) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three years, (ii) a $1,000,000 market value for the public float, (iii) two market-makers, and (iv) a minimum bid price of $1.00 per share.

On October 14, 1998, the Company was notified by Nasdaq that it was out of compliance with the minimum bid price requirement, and on October 20 it was notified by Nasdaq that it was out of compliance with the public float value requirement. In both cases, the Company was given 90 days to regain compliance. The Company may regain compliance with both requirements if its securities trade at or above the minimum bid price requirement of $1.00 per share for at least ten consecutive trading days prior to January 14, 1999. If, at that time, the Company has not regained compliance, Nasdaq will delist the Company. The Company may request a hearing prior to that time, which will generally stay delisting until the hearing has been completed. No assurances can be made that the Company's stock will trade above $1.00 per share or that the Company will regain and maintain compliance with the Nasdaq listing requirements. If the Company's securities are delisted from Nasdaq, trading, if any, of the Company's securities would thereafter have to be conducted in the non-Nasdaq over-the-counter market. In such event, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Company's Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, is considered a penny stock, subject to certain exceptions. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See
"Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities" below.

Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities

If the Company's securities were not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act. This Rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

The Securities and Exchange Commission (the "Commission") has adopted regulations that define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing required penny stock restrictions will not apply to the Company's securities if the Company meets certain minimum net tangible assets or average revenue criteria. If applicable, there can be no assurance that the Company's securities will qualify for exemption from the penny stock restrictions. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially adversely affected.

Part II Other Information


Item 1. Legal Proceedings


           None.



Item 2. Changes in Securities and Use of Proceeds

(c) Micro-Integration Corp. has made the following unregistered sales of the Company's Common Stock during the quarter ended September 30, 1998:

  Transaction           Number of Shares           Name of Underwriter       Consideration         Persons or Class of Persons to
      Date              of Common Stock            or Placement Agent           Received            Whom the Securities Were Sold
-----------------   -------------------------    ------------------------   -----------------    -----------------------------------
    08/24/98                 13,714                       None                     (1)                    Douglas M. Gruver


(1) To satisfy obligations of CompSource Inc., a Pennsylvania corporation and wholly-owned subsidiary of the Company ("CompSource"), pursuant to the Stock Redemption Agreement dated December 27, 1997 by and between CompSource and Douglas M. Gruver (the "Stock Redemption Agreement"), the Company issued 13,714 shares of the Company's Common Stock to Mr. Gruver. Such shares were additional consideration paid by the Company under the Purchase Agreement by and among the Company, Russell A. Hinnershitz and A. Scott Kauffman, individuals, and CompSource dated April 1, 1998, whereby the Company agreed to assume certain obligations of CompSource, including obligations contained in the Stock Redemption Agreement.

For the above transaction, the Company claims the exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act") based upon the following facts: (I) no general solicitation or advertising occurred,
(2) there was a limited number of purchasers, (3) purchasers purchased with a view toward investment, and (4) each purchaser had access to information as would be provided by a registration statement under the Securities Act.

(d) The Company registered 1,000,000 shares of common stock, par value $.01 per share (the "Common Stock"), pursuant to a Registration Statement on Form SB-2 (File No. 33-76752), which was declared effective by the Securities and Exchange Commission on May 11, 1994. The managing underwriter of the offering was Ryan, Hartley, and Lee, Inc. and the aggregate price of the offering, including shares registered for selling shareholders, was $9,000,000. The Company registered for its own account an aggregate of 800,000 shares of Common Stock, of which it sold 621,227 shares resulting in an aggregate gross proceeds of the offering to the Company of $4,659,203. The Company also registered 200,000 shares of Common Stock for selling shareholders, 155,230 shares of which were sold by selling shareholders for an aggregate gross proceeds to the selling shareholders of $1,164,225. The offering terminated prior to the sale of all securities registered.

     The Company's reasonable estimate of the total expenses in connection with the offering was $672,000 of which approximately $280,000 were for underwriting discounts and commissions and approximately $392,000 were for expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company.

     The Company's reasonable estimate of the net proceeds from the offering was $3,987,000. As of September 30, 1998, the Company had expended all of such net proceeds. Of the net proceeds, the Company spent approximately
     $1,000,000 for new product launch and sale force expansion and approximately $500,000 for restructuring expenses. The Company used approximately $2,487,000 for working capital. Payment of net proceeds were made to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company. Prior to using the net proceeds, the Company invested, from time to time, the balance of such net proceeds primarily in investment grade marketable securities.

Item 3. Defaults Upon Senior Securities


           None.

Item 4. Submission of Matters to a Vote of Security Holders


The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on July 28, 1998. During the Annual Meeting, stockholders elected the following individuals to serve as members of the Board of Directors with the following vote totals:


                                For               Against            Withheld
                          ----------------    ----------------     -------------

John A. Parsons               2,701,502               --                8,940
Wayne M. Lee                  2,708,902               --                1,540
Maxwell F. Eveleth, Jr.       2,708,902               --                1,540
W. Braun Jones, Jr.           2,708,802               --                1,640


During the Annual Meeting, the stockholders also approved the amendment and restatement of the 1994 Stock Plan of Micro-Integration Corp., with the result of the voting as follows:

          For:                         2,148,118
          Against:                        25,330
          Withheld:                        1,350



Stockholders also ratified the designation by the Board of Directors of Ernst & Young LLP as the independent accountants for the Company for the fiscal year ending March 31, 1999. with the result of the voting as follows:

          For:                         2,708,802
          Against:                         1,240
          Withheld:                          400


Item 5. Other Information


                          None.



Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits

          27.1 Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended September 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 16th day of November, 1998:

Micro-Integration Corp.


By:       /s/       John A. Parsons
          ----------------------------------
                   John A. Parsons
          President, Chairman of the Board,
               Chief Executive Officer




By:       /s/        Terry D. Frost
          ----------------------------------
                    Terry D. Frost
               Chief Financial Officer