Form 10QSB
period 1998-12-31
MICRO INTEGRATION CORP /DE/
filed 1999-02-16
CIK 920863

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________.

Commission file number 0-23710


                             Micro-Integration Corp.
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  06-1204847
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)


                                One Science Park
                              Frostburg, MD, 21532
                    (Address of principal executive offices)

                                  301-689-0800
                           (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]   No [_]

     The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 1998:

Common Stock, $.01 Par Value --- 2,881,525 shares

Transitional Small Business Disclosure Format (check one):

Yes |_|    No |X|

                    Micro-Integration Corp. and Subsidiaries
                                   Form 10-QSB
                                      Index


                                                                         Page
                                                                         ----
Part I       Financial Information

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

Part I   Financial Information
Item 1.  Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                     December 31     March 31
                                                        1998           1998
                                                     -----------    -----------
                                                     (unaudited)
ASSETS

Current Assets
   Cash                                             $   107,386    $   176,964
   Marketable securities, available-for-sale               --          100,000
   Receivables
       Trade, net of allowance for doubtful
          accounts $177,925 and $153,377              2,082,920      1,650,884
       Note                                              15,497         74,880
   Inventory                                            827,155        551,565
   Prepaid expense                                      135,710        101,571
                                                    -----------    -----------
       Total Current Assets                           3,168,668      2,655,864
                                                    -----------    -----------
Property, Plant, and Equipment
   Land                                                  92,962         92,962
   Buildings                                          1,474,333      1,461,357
   Equipment                                          1,640,663      1,418,918
   Automobiles                                          115,777         54,955
   Property held for sale, net                           61,197         76,848
                                                    -----------    -----------
                                                      3,384,932      3,105,040
   Less accumulated depreciation                     (1,614,749)    (1,209,082)
                                                    -----------    -----------
                                                      1,770,183      1,895,958

Cash Surrender Value of Life Insurance
   and Other Noncurrent Assets, Net                     286,951        254,704

Intangible Assets, Net                                  901,298        468,932
                                                    -----------    -----------
                                                    $ 6,127,100    $ 5,275,458
                                                    ===========    ===========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                     December 31     March 31
                                                        1998           1998
                                                     -----------    -----------
                                                     (unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
    Accounts payable                                 $ 1,129,989    $   818,121
    Accrued expenses                                     296,954        176,199
    Demand notes payable                                 576,500        372,542
    Current portion of long-term debt and
        capital lease obligations                        134,112        130,423
                                                     -----------    -----------
        Total Current Liabilities                      2,137,555      1,497,285
                                                     -----------    -----------
Long-Term Debt, Less Current Portion                   1,183,418      1,162,987
Commitment and Contingencies                                --             --

Shareholders' Equity
    Preferred stock - $.01 par value: authorized
        4,000,000 shares; none issued and outstanding       --             --
    Common stock - $.01 par value; authorized
        12,000,000 shares; issued 3,031,063 and
        2,667,349 as of December 31, 1998
        and March 31, 1998, respectively;
        outstanding 2,881,525 and 2,517,811
        as of December 31, 1998
        and March 31, 1998, respectively                  30,311         26,673
    Additional capital                                 6,315,901      5,683,039
    Accumulated deficit                               (3,159,191)    (2,713,632)
                                                     -----------    -----------
                                                       3,187,021      2,996,080
    Less 149,538 shares held in treasury                 380,894        380,894
                                                     -----------    -----------
                                                       2,806,127      2,615,186
                                                     -----------    -----------
                                                     $ 6,127,100    $ 5,275,458
                                                     ===========    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations


                                   Three months ended December 31   Nine months ended December 31
                                        1998           1997              1998           1997
                                   -------------  ---------------   --------------  -------------
                                             (unaudited)                    (unaudited)
Revenues                             $ 3,434,414    $ 2,958,977       $ 9,596,045    $ 9,319,754

Cost of goods sold                     2,260,477      1,795,958         6,042,121      5,902,840
                                     -----------    -----------       -----------    -----------
      Gross Profit                     1,173,937      1,163,019         3,553,924      3,416,914

Operating Expenses
    Selling, general, and
      administrative                   1,257,874      1,046,302         3,700,335      3,112,202
    Depreciation and
      amortization expense                77,539         70,370           237,619        228,948
                                     -----------    -----------       -----------    -----------
                                       1,335,413      1,116,672         3,937,954      3,341,150

      Operating (Loss) Income           (161,476)        46,347          (384,030)        75,764

Other (Expense) Income
    Interest expense                     (38,772)       (35,662)         (115,844)      (105,546)
    Gain on sale of residential
      Internet business                     --           57,720              --          193,557
    Other income                          20,695         16,714            57,834         42,658
                                     -----------    -----------       -----------    -----------
                                         (18,077)        38,772           (58,010)       130,669
                                     -----------    -----------       -----------    -----------
      (Loss) Income before
        Income Taxes                    (179,553)        85,119          (442,040)       206,433
      Income tax expense (benefit)         1,419           (623)            3,519          4,766
                                     -----------    -----------       -----------    -----------
        Net (Loss) Income            $  (180,972)   $    85,742       $  (445,559)   $   201,667
                                     ===========    ===========       ===========    ===========
Basic and Diluted (Loss)
    Earnings per Common Share        $     (0.06)   $      0.03       $     (0.16)   $      0.08
                                     ===========    ===========       ===========    ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                        Nine months ended December 31
                                                            1998             1997
                                                        -------------  --------------
                                                                (unaudited)
Cash Flows from Operating Activities
Net (loss) income                                          $(445,559)   $ 201,667
Adjustments to reconcile net (loss) income to
     net cash used in operating activities
     Depreciation and amortization                           237,619      228,948
     Gain on sale of fixed assets                             (1,541)      (1,086)
     Increase in cash surrender value of life insurance         --         (9,028)
     Other                                                    (6,264)      42,983
Change in operating assets and liabilities
     Accounts receivable                                     (21,668)     (18,064)
     Note receivable                                          59,383       70,000
     Inventory                                              (119,434)       6,803
     Prepaid expense                                           1,651      (13,835)
     Accounts payable                                        149,620     (191,941)
     Accrued expenses                                        (60,766)    (357,113)
     Income taxes payable                                     (1,450)       2,453
                                                           ---------    ---------
Net cash used in operating activities                       (208,409)     (38,213)

Cash Flows from Investing Activities
     Acquisition of property, plant, and equipment           (60,222)     (62,732)
     Decrease (increase) in other noncurrent assets           28,368      (59,109)
     Cash received in acquisition of subsidiaries              4,574          242
     Proceeds from sale of available-for-sale securities     100,000         --
     Proceeds from sale of fixed assets                       66,086        2,968
     Proceeds from sale of residential Internet business        --        263,120
                                                           ---------    ---------
Net cash provided by investing activities                    138,806      144,489

Cash Flows from Financing Activities
     Issuance of notes payable and long-term debt            147,131       29,159
     Repayments of notes payable, long-term debt, and
        capital lease obligations                           (147,106)    (207,025)
     Issuance of common stock                                   --             34
                                                           ---------    ---------
Net cash provided by (used in) financing activities               25     (177,832)

Decrease in cash                                             (69,578)     (71,556)
Cash at beginning of period                                  176,964      370,598
                                                           ---------    ---------
Cash at end of period                                      $ 107,386    $ 299,042
                                                           =========    =========

Due to the acquisitions of CompSource during the nine months ending December 31, 1998, and SuiteOne during the nine months ending December 31, 1997, the Company had the following noncash investing and financing activities:

     Assets acquired, excluding cash                      $ (659,068)   $ (36,983)
     Liabilities assumed                                     573,272       39,280
     Goodwill recorded                                      (546,130)     (82,055)
     Common stock issued                                     636,500       80,000
                                                           ---------    ---------
     Cash acquired in acquisition                          $   4,574    $     242
                                                           =========    =========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                    Micro-Integration Corp. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of Micro-Integration Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three and nine months periods ended December 31, 1998, and 1997, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1998.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.


2.   Marketable Securities

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at March 31, 1998. There were no unrealized gains/losses with respect to these securities during the periods ended December 31, 1998 or 1997.

3.   Inventory

Inventory consisted of the following:


                                        December 31      March 31
                                           1998            1998
                                        -----------     -----------
              Parts                      $ 102,846       $ 156,412
              Finished goods               724,309         395,153
                                        ----------      ----------
                                         $ 827,155       $ 551,565
                                        ==========      ==========


Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

4.   Earnings per Share

The following table sets forth the computation of basic and diluted (loss) earnings per share:


                                       Three months ended December 31    Nine months ended December 31
                                           1998             1997               1998            1997
                                       ------------      ------------    ------------      ------------
                                                (unaudited)                       (unaudited)
Numerator used in basic and
    diluted (loss) earnings per share:
      Net (loss) income                  $(180,972)       $  85,742       $ (445,559)      $  201,667
                                         =========        =========       ==========       ==========
Denominator:
    Weighted average number of
      shares of common stock
      outstanding during the period      2,881,525        2,505,288        2,874,318        2,496,814
                                         =========        =========       ==========       ==========
Basic and diluted (loss)
    earnings per share                   $   (0.06)       $    0.03       $    (0.16)      $     0.08
                                         =========        =========       ==========       ==========

Part I     Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 1998, and 1997

This quarterly report on Form 10-QSB contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1996. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Statements regarding the intent, belief or current expectations of the Company are intended to be forward-looking statements which may involve risk and uncertainty. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements, including, but not limited to, those discussed in "Part I - Item 1 - Description of Business - Risk Factors" and "Part II - Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Form 10-KSB for the fiscal year ended March 31, 1998, as filed with the Securities and Exchange Commission on June 29, 1998. In addition, set forth below under the headings "Results of Operations" and "Factors Affecting Operating Results" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near term outlook with respect thereto, and the forward-looking statements set forth herein. The absence in this quarterly report of a complete recitation of or update to all risk factors identified in the Company's Form 10-KSB, however, should not be interpreted as modifying or superseding any such risk factors, except to the extent set forth below. Investors should review this quarterly report in combination with the Company's Form 10-KSB in order to have a more complete understanding of the principal risks associated with an investment in the Company's stock.


Overview

Micro-Integration Corp. ("MI" or the "Company") is primarily an Information Technology ("IT") company that develops Internet technology, and provides IT services and products. The Company's Internet technology, being developed by its newly formed Mint Internet division, relates to the Internet commerce web site that will provide information and entertainment via the Internet. The Company's IT services include Internet web site design, programming, and hosting, provided by the Mint Internet division, along with IT consulting, network integration and design services, accounting and distribution information systems and process control information systems, provided by the Company's IT services division. The Company's IT services division sells computers, software and communications products purchased from others. The Company provides Internet web hosting, training, desktop management, help-desk, and maintenance services that complement its consulting and computer and network software and equipment sales. In addition to its IT business, the Company designs, manufactures, and sells a line of products that provides communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.


Results of Operations

The Company's total revenue was $3.4 million for the quarter ended December 31, 1998, an increase of $400,000 or 16%, from $3.0 million for the quarter ended December 31, 1997. Revenue from the IT business increased by $928,000 or 42% for the quarter ended December 31, 1998, compared to the same quarter last year while product and royalty revenue from the PC Connectivity business decreased $431,000 or 58% for the same periods. IT service revenue accounted for $687,000 or 22% of the total IT revenue of $3.1 million for the quarter ended December 31, 1998, compared to $342,000 or 16% of the total IT revenue of $2.2 million for the same period in 1997. Internet web site development and hosting revenue decreased by $21,000 or 65% from $33,000 for the quarter ended December 31, 1997, to $12,000 in the quarter ended December 31, 1998. The Mint Internet division has not generated significant revenue and is not expected to generate significant revenue in the current fiscal year, ending March 31, 1999.

For the nine months ended December 31, 1998, total revenue was $9.6 million, an increase of $276,000, or 3%, from $9.3 million for the nine months ended December 31, 1997. Revenue from the IT business increased by $1.6 million or 23% for the nine months ended December 31, 1998, compared to the same period last year, while product and royalty revenue from the PC Connectivity business decreased $1.1 million or 48% for the same periods. For the nine months ended December 31, 1998, IT service revenue accounted for $1.8 million or 22% of the total IT revenue of $8.4 million compared to $855,000 or 13% of total IT revenue of $6.8 million for the nine months ended December 31, 1997. Product and royalty revenue from the PC Connectivity business decreased by $704,000 or 46% from $1.5 million for the nine months ended December 31, 1997, to $834,000 for the same period in 1998. The sale of the residential Internet business in the quarter ended September 30, 1997 resulted in a decline in Internet web site development and hosting revenue of $235,000 or 85% from $276,000 for the nine months ended December 31, 1997, to $41,000 for the same period in the current year. The Company expects product and royalty revenues from the PC Connectivity business to continue to decline.

Gross profit decreased to 34% for the quarter ended December 31, 1998, from 39% in the same period in 1997. Gross profit from the IT business increased from 27% for the quarter ended December 31, 1997, to 30% for the quarter ended December 31, 1998. This increase is a result of an increase in the percentage of IT revenue derived from high-margin IT services versus revenue from lower margin IT product sales. This increase was offset by the decline in gross profit contributed by product and royalty revenue from the PC Connectivity business which decreased by $317,000 or 59% from $540,000 for the quarter ended December 31, 1997, to $223,000 for the quarter ended December 31, 1998. Gross profit of 37% remained the same for the nine months ended December 31, 1998, and 1997.

Selling, general, and administrative (SG&A) expenses increased by $212,000 in the quarter ended December 31, 1998, compared to the same period in 1997. As a percentage of sales, SG&A expenses were 37% of total sales in the quarter ended December 31, 1998, compared with 35% of total sales in the same quarter last year. For the nine months ended December 31, 1998, SG&A expenses increased $588,000 compared to the same period in 1997. As a percentage of sales, SG&A expenses represented 39% of total sales for the nine months ended December 31, 1998, compared with 33% for the same period last year. The increase in SG&A expenses is primarily due to increases in salaries, benefits and occupancy expenses caused by the acquisition of CompSource, Inc. on April 1, 1998, along with an increase in consulting and travel expenses. This is partially offset by a reduction in telephone expenses due to the sale of the residential Internet business, which occurred in the quarter ended September 30, 1997, and in accounting expenses.

The Company's net other expense was $18,000 for the three months ended December 31, 1998, compared to net other income of $39,000 in the same quarter last year. For the nine months ended December 31, 1998, the Company had net other expense of $58,000 compared to a net other income of $131,000 in the same period last year. Without the gain on sale of residential Internet business of $58,000 and $194,000, the quarter and nine month periods ending December 31, 1997 had net other expenses of $19,000 and $63,000, respectively.

For the nine months ended December 31, 1998, the Company recognized a corporate tax expense of $4,000. At December 31, 1998, the Company had a net operating loss carryforward of approximately $1.5 million available for offset against future operating profits.


Liquidity and Capital Resources

The Company satisfies its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At December 31, 1998, the Company had $107,000 in cash. During the nine month period ended December 31, 1998, cash provided by investing and financing activities of $139,000 was exceeded by cash used in operating activities of $208,000, resulting in a $69,000 decrease in cash.

The Company's working capital decreased slightly from $1.2 million at March 31, 1998 to $1.0 million at December 31, 1998.

At December 31, 1998, the Company had three working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $100,000 limit and had an outstanding balance of $84,000 as of December 31, 1998. A second line, which is also payable on demand, has a $600,000 limit and had an outstanding balance of $208,000 at December 31, 1998. The last line is for $300,000, is renewable annually, and is limited to the lesser of $300,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of December 31, 1998, had an outstanding balance of $285,000. The Company expects that cash generated from operations and borrowings will satisfy its operating cash needs for the foreseeable future.


Factors Affecting Operating Results

Potential Fluctuations in Operating Results

The Company expects to incur significant expenses in order to develop, commercialize and implement the technology and services being developed by the Company's Mint Internet division. Until such time, if any, as these technologies and services begin to generate significant revenue, the operations and expenses of this division may have a material adverse effect on the Company's business, financial condition and results of operations. The failure of these technologies and services to be commercially viable in the marketplace for any reason could have a material adverse effect on the Company's business, financial condition and results of operations, as could any significant delay in the availability of the technologies or services.

Since the Company recognizes IT services revenue only when personnel are engaged on client projects, the relative utilization of such personnel directly affects the Company's operating results. In addition, a majority of the Company's IT operating expenses, particularly personnel and related costs, are substantially fixed in advance of any particular period. As a result, variations in utilization of personnel may materially affect the Company's operating results. Termination or completion of engagements in the Company's IT services business or failure to obtain additional engagements in its IT services business could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes that future operating results will also be subject to fluctuations due to a variety of factors, many of which are beyond the Company's control. Such factors may include, but are not limited to, demand for the Company's technology or services, availability of skilled sales and technical personnel, introduction or enhancement of technologies or services by the Company or its competitors, market acceptance of new technology or service offerings, technological changes, increased competition, litigation costs, results of litigation, and general economic conditions.

Management of Acquired Businesses

The Company's acquisitions have placed, and are expected to continue to place, a significant strain on its managerial and operational resources. To manage these acquired businesses and others that may be acquired in the future, the Company must continue to implement and improve its operational, management and financial systems and to train and manage its employee base. The Company expects that its operational, management and financial systems will face additional strains as a result of possible acquisitions in the future.

Integration of Acquisitions

As part of its business strategy, the Company may seek out business combinations with other IT or Internet companies. Such business combinations involve a number of risks, including, without limitation, difficulty assimilating the operations and personnel, expenditure of management time, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the implementation and maintenance of standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of the integration of new management personnel, and potential unknown liabilities associated with acquired businesses. To the extent that any of the companies which we acquire fail, the Company could be required to write-off the amount of the investment. There can be no assurance that the Company will be successful in addressing these risks or any other problems encountered in connection with such business combinations.

Dependence on Key Personnel

The Company's performance is substantially dependent on the performance of its senior management and key sales and technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, financial condition and results of operations of the Company. The Company's future success also depends on its continuing ability to attract and retain highly-qualified sales, technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial, sales and technical employees or that it will be able to attract and retain additional highly-qualified sales, technical and managerial personnel in the future. The inability to attract and retain the necessary sales, technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition, and results of operation.

Concentration of Stock Ownership

As of December 31, 1998, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 55% of the outstanding common stock of the Company ("Common Stock"). As of December 31, 1998, John A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 38% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

Volatility of Stock Price

The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market, in general, and the market prices for IT companies, in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

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

The reasonably likely worst case scenario would occur if all the Company's major IT systems (sales orders, customer tracking, accounting) unexpectedly fail to function properly after the millennium change. The Company believes that in this event there would not be a material effect on the Company's business, financial condition, or results of operation because the critical tasks handled by the internal IT systems can be accomplished manually.

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

Risks Relating to Small Company Stocks

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

As of December 31, 1998, the Company was in compliance with all of the continued listing requirements except the net tangible asset requirement. No assurances can be made that the Company will regain and maintain compliance with this or any other of the Nasdaq listing requirements. If the Company's securities were to be delisted from Nasdaq, trading, if any, of the Company's securities would thereafter have to be conducted in the non-Nasdaq over-the-counter market. In such event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Company's Common Stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, is considered a penny stock, subject to certain exceptions. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See "Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities" below.

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

The Securities and Exchange Commission (the "Commission") has adopted regulations that define a "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The foregoing required penny stock restrictions will not apply to the Company's securities if the Company meets certain minimum net tangible asset or average revenue criteria. If applicable, there can be no assurance that the Company's securities will qualify for exemption from the penny stock restrictions. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially adversely affected.

Part II    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27.1  Financial Data Schedule

           (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



Micro-Integration Corp.



Date                                     /s/  John A. Parsons
     ----------                          -------------------------
                                 John A. Parsons
                        President, Chairman of the Board,
                                          and Chief Executive Officer






Date                                     /s/  Terry D. Frost
     ----------                          -------------------------
                                         Terry D. Frost
                             Chief Financial Officer