Form 10KSB
period 1999-03-31
MICRO INTEGRATION CORP /DE/
filed 1999-07-14
CIK 920863

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 1999


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from ______________ to ______________

     Commission file number 0000-23710


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

                                  301-689-0800
                           (Issuer's telephone number)

     Securities registered under Section 12(b) of the Exchange Act:None

     Securities registered under Section 12(g) of the Exchange Act:Common Stock, $.01 Par Value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $12,213,841

     The aggregate market value of the voting stock held by non-affiliates of the registrant on June 15, 1999 was approximately $1,946,763 (based on the last sale price as reported by the Nasdaq Small Cap Market).

     The number of shares outstanding of each of the issuer's classes of common equity as of June 15, 1999: Common Stock, $.01 Par Value - 2,917,081 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Definitive Proxy Statement for 1999 Annual Meeting of Stockholders -- Items 9, 10, 11, and 12.

     Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                              Index to Form 10-KSB
                             Micro-Integration Corp.

                                     Part I

Item 1.   Description of Business.............................................2
Item 2.   Description of Property............................................11
Item 3.   Legal Proceedings..................................................11
Item 4.   Submission of Matters to a Vote of Security Holders................11

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters...........13
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................13
Item 7.   Financial Statements...............................................17
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure...........................................17

                                    Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons,
          Compliance With Section 16(a) of the Exchange Act..................18
Item 10.  Executive Compensation.............................................18
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.........................................................18
Item 12.  Certain Relationships and Related Transactions.....................18

                                     Part IV

Item 13.  Exhibits and Reports on Form 8-K...................................19

                                     Part I

Item 1. Description of Business

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED BELOW UNDER "BUSINESS - RISK FACTORS" ON PAGES 7 THROUGH 10 AND ELSEWHERE IN THIS FORM 10-KSB. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE FACTORS DISCUSSED IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-QSB AND ANY CURRENT REPORTS ON FORM 8-K.

Introduction

Micro-Integration Corp. (the "Company") has been primarily an Information Technology ("IT") Services company concentrating on providing IT consulting, network integration and design services, accounting and distribution information systems, process control information systems, and Internet web site design, programming, and hosting. Recently the Company has begun to develop an Internet e-commerce portal and associated technologies through its Mint Internet division. The Company also designs, manufactures, and sells a line of products that provide communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.

John A. Parsons, the Company's current Chairman and CEO, founded the Company's predecessor, Micro-Integration Inc. in 1978. The Company was formed in 1986 to hold the stock of Micro-Integration Inc. and i.e. Systems, Inc. The two subsidiaries were merged into the Company in 1988. Since inception, the Company and its predecessors have designed, developed, marketed, and supported client-server and PC-to-IBM host communications and connectivity products. In 1995, the Company began its transition to a full-service IT Services provider, and now concentrates on networking, the Internet, accounting and distribution systems, and process control data gathering systems through its headquarters located in Frostburg, Maryland, and through subsidiaries in Ohio and Pennsylvania.

The Company had a European subsidiary, Micro-Integration Corp. PLC, headquartered in Birmingham, U.K., with a sales and service office near Brussels, Belgium, until March 31, 1997, when the majority of the Company's interest in the subsidiary was sold.

Significant Developments During Fiscal Year 1998-1999

On April 1, 1998, the Company completed the purchase of CompSource, Inc. ("CompSource"), a West Reading, PA-based IT Services company. CompSource has a division specializing in accounting solutions and a division specializing in process control data acquisition. CompSource accounted for 23% of the Company's consolidated total revenue for the year ended March 31, 1999.

Business Operations

Business Units

The Company has three principal business units: the IT Services unit, the PC Connectivity unit, and the Mint Internet unit. The Company also provides various support and management services to its subsidiaries and business units from a headquarters support group.

IT Services Unit

Through its IT Services Unit, the Company offers consulting, network integration and design services, accounting and distribution information systems, process control data acquisition systems, help-desk, training, desktop maintenance and management services, and Internet web site design, programming, and hosting services. Consulting services are provided on a regional basis through IT Services offices in the Company's headquarters at Frostburg, MD, and at the Company's subsidiaries, Computer One in Lima, OH, Computer Site in Valley View, OH, SuiteOne in Pittsburgh, PA, and CompSource in West Reading, PA.

In conjunction with its service offerings, the Company supplies a selection of products from major software vendors such as Microsoft, State of the Art, Software Solutions, Lotus, and Novell, and from communications equipment, personal computer, and peripheral manufacturers such as Cisco, Compaq, IBM, and Hewlett-Packard. The Company has sales and/or service authorizations from Microsoft, Software Solutions, Lotus, Novell, Cisco, IBM, Compaq, US Robotics, Hewlett-Packard, NEC, Apple, Dell, and others. No manufacturer's products represented more than 10% of total sales for the year ended March 31, 1999.

Sales and Marketing: The Company sells its IT Services through sales staffs located in Frostburg, MD, Lima, OH, Valley View, OH, Pittsburgh, PA and West Reading, PA. The sales people have support and technical staff in each office, and are also supported by a headquarters support group. The headquarters support group, located in Frostburg, MD, provides pre- and post-sale support, training, consulting, installation, and help desk services and Internet web design and hosting for all offices. IT Services sales accounted for 88% of the Company's revenue for the year ended March 31, 1999.

In general, the Company and each of its subsidiaries has one or more areas of specialization, with the in-house technical expertise to support the specialization. Unix-based accounting and distribution systems is an area of specialization at the Company's SuiteOne subsidiary in Pittsburgh, PA. The Company's headquarters in the Frostburg, MD, location specializes in web design, programming, and hosting. The Company's Computer One subsidiary in Lima, OH, specializes in networking and desktop life cycle management, as does the Company's Computer Site subsidiary in Valley View, OH. The Company's CompSource subsidiary specializes in accounting systems and remote data gathering and monitoring for process control systems.

Competition: The entire IT Services industry is characterized by intense competition, based primarily on quality and breadth of products and services, availability of pre- and post-sale support, product and service availability, price, speed of delivery, ability to tailor specific solutions to customer needs, and quality of customer training.

In the markets where the Company's efforts are focused, there are many competitors who provide services similar to the Company's. Companies such as Electronic Data Systems ("EDS") and Andersen Consulting offer such services, but tend to focus on larger customers than the small- to mid-size organizations on which the Company's efforts are focused.

Where possible, the Company sells products only as an adjunct to its networking and consulting services. Competition with vendors that sell directly to large purchasers and with companies that implement other sales methods, such as direct mail, computer "superstores," and mass merchandisers, is limited to those instances where services are not a significant part of the sale. Mail-order communications companies such as Black Box and Data Communications Warehouse sell communications products in competition with the Company. Mail-order computer and peripheral companies such as Micro Warehouse and Dell Computers sell computers and peripherals in competition with the Company. Local computer superstores such as Best Buy and Comp USA sell computers and peripherals at low prices. Small local computer stores, consultants, and resellers are able to provide both products and services.

Backlog: As of March 31, 1999, the Company had a short, but not material, backlog of services assignments. In the past the Company has been able to shift technical resources from one location to another to keep backlog to a minimum.

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

PC Connectivity Unit

Prior to 1996, the Company's PC-to-IBM midrange (System/36, System/38, and AS/400) client-server communications products were the Company's primary business. In the interim these products have become less important as the Company shifted its focus to IT Services. In the fiscal year ended March 31, 1996, these products accounted for approximately 92% of the Company's total revenue; in the year ended March 31, 1999, they accounted for 12% of total revenue. These products continue to supply generous gross margins, however, and contributed 22% of the Company's total gross margin during the year ended March 31, 1999.

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

Raw materials for PC Connectivity software kits are obtained on an as-needed basis, with four to six weeks as the longest lead time from purchase order to receipt of most materials. All materials used in preparation of these software kits can be produced by a large number of vendors. The Company currently contracts with one outside firm in the United States for the production of the Company's custom hardware boards. This firm purchases and stocks raw materials and assembles finished boards on the Company's orders. The Company is currently producing nine distinct hardware board designs.

The Company maintains an inventory of all items it manufactures which it believes to be sufficient to meet demand. The Company manufactures or purchases and maintains inventory of certain high-volume items in larger quantities.

Competitors: The Company currently has three major competitors in the IBM midrange client-server connectivity and server segment: IBM, Better Online Solutions, Inc., and Pearle, Inc.

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

Mint Internet Unit

In December 1998, the Company announced it was forming the Mint Internet division to concentrate on Internet technology and e-commerce. This division is in the process of developing Internet web portal e-commerce businesses. The Company is seeking funding to launch the first e-commerce business during the quarter ended September 30, 1999.

The Mint Internet division is headed by John Parsons, the Company's founder, CEO and Chairman, and currently operates out of the Frostburg, MD headquarters location. The Company expects that this division, with Mr. Parsons, will move from Frostburg to the area north of Boston, MA, in the near future, in order to take advantage of the skilled Internet labor pool available there.

The Mint Internet division has not generated any material revenues and the Company cannot predict if, or when, the Mint Internet division will generate material revenues. The Mint Internet division accounts for a significant portion of the Company's operating loss for the fiscal year ended March 31, 1999. All technology and development costs have been expensed as incurred.

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

The Company owns several U.S. patents, patent applications, and U.S. and foreign trademarks, including the mark "Micro-Integration" in the United States. None of the patents or trademarks, other than the marks "Micro-Integration" and "MI," are currently significant to the Company's business.

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

Employees

MI currently has approximately 71 full-time and 9 part-time employees. Approximately 31% of all employees are employed at MI in Frostburg, Maryland, 24% at Computer Site in Valley View, Ohio, 9% at Computer One in Lima, Ohio, 8% at SuiteOne in Pittsburgh, Pennsylvania and 26% at CompSource in West Reading, Pennsylvania. Approximately three-fourths of the Company's employees work in customer sales and service and approximately 21% work in administration. The remaining employees provide marketing services.

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

Risk Factors

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-KSB AS A RESULT OF THE RISK FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-KSB.

Uncertainty of Future Profitability; Need for Additional Funds

The Company's recent operations during the years ended March 31, 1999, 1998 and 1997 have consumed substantial amounts of cash and have generated net losses of $957,408, $420,988 and $2,179,482, respectively, and accumulated a deficit of $3,671,040 at March 31, 1999. The Company believes that it will require additional cash infusions from a private placement or other equity financings to meet the Company's projected working capital and other cash requirements in 2000.

The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that additional financing, if required, will be available when needed or, if available, will be on terms acceptable to the Company. Any inability to satisfy the Company's operating cash needs or the inability to finance the purchase of goods sold to others could have a material adverse effect on the Company's business, financial condition and results of operation.

Continuing Losses and Doubtful Ability to Continue as a Going Concern

As a result of the Company's net losses, and the Company's dependence on additional financing, the Company's independent accountants' report on the March 31, 1999 financial statements of the Company and its subsidiaries includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern. The Company is seeking to raise additional equity. However, there can be no assurance that the Company's efforts will be successful.

Potential Fluctuations in Operating Results

The Company has been facing substantial competition and lowered margins in several segments of the Technology Services business. In addition, the Company's PC connectivity business, which enjoys gross margins over 60%, continues to decline rapidly because of technological change. These factors continue to put pressure on the Company's ability to return to profitability, and failure to improve the performance of the Technology Services unit may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Integration of Acquisitions

As part of its business strategy, the Company may seek out business combinations with other Internet or IT Services companies. Such business combinations involve a number of risks, including, without limitation, difficulty assimilating the operations and personnel, expenditure of management time, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the implementation and maintenance of standards, controls, procedures, and policies, the impairment of relationships with employees and customers as a result of the integration of new management personnel, and potential unknown liabilities associated with acquired businesses. To the extent that any of the companies that the Company acquires fail, the Company could be required to write-off the amount of the investment. There can be no assurance that the Company will be successful in addressing these risks or any other problems encountered in connection with such business combinations.

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

Concentration of Stock Ownership

As of March 31, 1999, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 52% of the outstanding common stock of the Company ("Common Stock"). As of March 31, 1999, John A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 38% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

Year 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Absent corrective actions, programs with date sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase prior to June 1998 and it is now substantially complete.

Phase II - Compliance Requests. This phase involves requests to system vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company has identified and has begun to replace critical systems that cannot be updated or certified compliant. The Company commenced this phase in the first quarter of fiscal year 1998 and it is now substantially complete. The Company's principal compliance issue focused on existing business and accounting systems. New business and accounting systems are currently being implemented which are vendor-certified Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting systems. The Company expects to complete this phase during July 1999.

Phase IV - Final Testing and New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of September 1999.

The Company presently believes that, with the implementation of the new business and accounting systems, including hardware and software, the Year 2000 issue will not pose any significant operational problems. This substantial compliance has been achieved without the need to acquire new hardware, software or systems other than in the ordinary course of business, with the exception of the new business and accounting systems which is being capitalized and will be amortized over a three year period. The Company is not aware of any other non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been achieved from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have a material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which includes the development of various contingency plans in 1999.

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

As of March 31, 1999, the Company was in compliance with all of the continued listing requirements except the net tangible asset requirement. No assurances can be made that the Company will regain and maintain compliance with this or any other of the Nasdaq listing requirements. If the Company's securities were to be delisted from Nasdaq, trading, if any, of the Company's securities would thereafter have to be conducted in the non-Nasdaq over-the-counter market. In such event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Company's Common Stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock. Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share is considered a penny stock, subject to certain exceptions. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See "Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities" below.

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

Item 2. Description of Property

As of March 31, 1999, the Company owned or leased the following facilities:

                                                                                            Approximate             Leased or
      Location                       Type of Facility                 Condition             Square Feet              Owned
----------------------         -----------------------------         ------------        ----------------        ---------------
Frostburg, MD                  Corporate Offices,                    Excellent                 20,000            Owned     (1)
                               Sales/Service/Internet

Hagerstown, MD                 Internet                              Good                       1,020            Leased    (2)

Lima, OH                       Sales/Service                         Good                       2,200            Leased    (3)

Pittsburgh, PA                 Sales/Service                         Good                         900            Leased    (4)

Valley View, OH                Sales/Service                         Excellent                  7,500            Leased    (5)

West Reading, PA               Sales/Service                         Good                       5,100            Leased    (6)

West Reading, PA               Sales/Service                         Good                       2,325            Leased    (7)

(1) This property was financed with two separate notes. One is a 20-year, $215,000 note from Allegany County, Maryland, bearing interest at 7.5%, payable through August 2013. The other is a 20-year, $1,005,000 note from the State of Maryland, bearing interest at 5.93%, payable through September 2013. At March 31, 1999, these notes had balances of $186,000 and $875,000, respectively. Management believes the property is adequately covered by insurance.

(2) On September 3, 1996, MI entered into a lease agreement with Fedder Management Corporation for the Hagerstown facility. The rent commencement date was December 1, 1996. The initial term of the lease expires on November 30, 1999.

(3) Computer One is currently renting office space in Lima, OH, from Duff Warehouses. The rent commencement date was December 1994. The initial term of the lease expires in November 2000.

(4) SuiteOne is currently renting office space in Pittsburgh, PA. The rent commencement date was January 1, 1996. The initial term of the lease expires in April 1999.

(5) Computer Site is currently renting office space in Valley View, OH. The rent commencement date was November 1, 1997. The initial term of the lease expires in October 2004.

(6) CompSource is currently renting office space in West Reading, PA. The rent commencement date was November 1, 1997. The initial term of the lease expires October 2000.

(7) CompSource is currently renting office space in West Reading, PA. The rent commencement date was March 29, 1996. The initial term of the lease expired March 31, 1999.

Item 3. Legal Proceedings

The Company was not at party to any legal proceeding at March 31, 1999.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998-1999.

Executive Officers and Key Personnel of the Registrant

     (a) Executive Officers

               The following sets forth information concerning the individuals who are currently serving as executive officers of the Company:

               Item 4. Executive Officers and Key Personnel of the Registrant

                                 Name                       Age                    Position
                       --------------------------         --------        ----------------------------
                       John A. Parsons                      55            President and CEO

                       Russell A. Hinnershitz               55            Vice President and COO

                       Terry D. Frost                       41            Vice President and CFO


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

               Russell A. Hinnershitz, Jr. is currently the Company's Vice President and Chief Operational Officer. In February 1999, Mr. Hinnershitz was appointed as a director of the Company. Prior to joining the Company, Mr. Hinnershitz was President of CompSource, Inc. and a co-founder since its inception in 1983. Prior to 1983, Mr. Hinnershitz was the founder and President of Interactive Information Systems, Inc., a professional services company. He holds a CDP, awarded in 1986 and has a degree in Mathematics from Kutztown University.

               Terry D. Frost is currently the Company's Vice President, Finance and Chief Financial Officer. Mrs. Frost joined the Company in February 1997 and became CFO in August 1997. Prior to joining the Company, she was Controller at First Federal Savings Bank of Western Maryland. She is a CPA and has a Bachelor of Science Degree from West Virginia University.

     (b) Key Personnel

               Michael L. Eversole is currently President of the Company's Computer One of Ohio, Inc. subsidiary, a position he has held since July 1998. Prior to joining the Company, Mr. Eversole held various positions with Computer One of Ohio, Inc., including Vice President of Operations and Vice President of Sales.

               P. Edward Fisher is currently the Company's Vice President, Technology Services, a position he has held since 1997. Mr. Fisher joined the Company in 1978. Prior to becoming Vice President, Technology Services, he was Vice President, Product Development, Vice President, Special Products, and OEM sales manager.

               J. Michael Lafferty is currently the President of the Company's SuiteOne Computer Services, Inc. subsidiary, a position he has held since the Company's acquisition of SuiteOne Computer Services in December 1997. He held the same position at SuiteOne Computer Services which he founded in January 1996, before it was acquired by the Company.

               Ronald J. Scaletta is currently President of the Company's Computer Site, Inc. subsidiary, a position he has held since July 1998. Prior to joining MI, he held senior sales and marketing positions with MRK Technologies, Ltd. and BasicComputer Corporation, both major network and systems integrators.

               William L. Shomo has been with the Company and its predecessor MII since 1978. He is currently Vice President, Products and Branch Manager of the IT Services at the Frostburg location. Prior to assuming his current position in 1995, Mr. Shomo held a variety of positions with the Company, including Vice President, Customer Support, and Vice President, Product Development.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Since the Company's initial public offering in May 1994, the Common Stock has been traded on The NASDAQ Stock Market and the NASDAQ Small Cap Market under the symbol MINT.

Set forth below are the high and low closing sales price for the Common Stock as reported by NASDAQ for the periods indicated.



                           Fiscal Year Ended March 1999                   High                Low
                     ------------------------------------------        -----------         -----------

                     First quarter (June 30, 1998)                        $ 2.875             $ 1.500
                     Second quarter (September 30, 1998)                    1.563               0.500
                     Third quarter (December 31, 1998)                      4.375               0.375
                     Fourth quarter (March 31, 1999)                        3.000               0.813

                           Fiscal Year Ended March 1998                   High                Low
                     ------------------------------------------        -----------         -----------

                     First quarter (June 30, 1997)                        $ 1.375             $ 1.000
                     Second quarter (September 30, 1997)                    2.500               1.000
                     Third quarter (December 31, 1997)                      4.000               2.250
                     Fourth quarter (March 31, 1998)                        3.063               1.375


The approximate number of record holders of the Common Stock as of March 31, 1999, was 203. The Company estimates that there are approximately 900 beneficial holders of its Common Stock.

The Company has no present intention of paying dividends in the foreseeable future as it intends to retain any future earnings to fund operations and the continued development of its business. The declaration and payment of dividends and the amount paid, if any, are subject to the discretion of the Company's Board of Directors and will necessarily be dependent on the earnings, financial condition, and capital requirements of the Company and any other factors the Company's Board of Directors may consider relevant.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is Management's discussion and analysis of the consolidated financial condition and results of operations of the Company. It should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB. When used in this discussion, the words "estimate," "project," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected, including, but not limited to, those discussed in "Item 1 - Description of Business - Risk Factors" and elsewhere in this Form 10-KSB and from time to time in the Company's periodic reports. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

Micro-Integration Corp. (the "Company") has been primarily an Information Technology ("IT") Services company concentrating on providing IT consulting, network integration and design services, accounting and distribution information systems, process control information systems, and Internet web site design, programming, and hosting. Recently the Company has begun to develop an Internet e-commerce portal and associated technologies through its Mint Internet division. The Company also designs, manufactures, and sells a line of products that provide communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.
In the past three years, the Company has implemented a strategy changing the focus of its Frostburg, MD, location to IT Services and acquiring a total of four other IT Services companies. These changes resulted in an increase in IT Services revenue for the year ended March 31, 1999, to $10.7 million, up 17% from $9.2 million in the prior year.

The Company has reduced expenses in its PC connectivity business to match declining revenues in that business segment. The Company expects the shift in business to IT Services from PC connectivity to continue for the foreseeable future.

The Company has been facing substantial competition and lowered margins in several segments of the Technology Services business. In addition, the Company's PC connectivity business, which enjoys gross margins over 60%, continues to decline rapidly because of technological change. These factors continue to put pressure on the Company's ability to return to profitability, and failure to improve the performance of the Technology Services unit may have a material adverse effect on the Company's business, financial condition and results of operations.

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The Company's recent operations have consumed substantial amounts of cash and have generated net losses and an accumulated deficit. The Company believes that it will require a cash infusion from a private placement or other equity financing to meet its projected working capital and other cash requirements. Absent such additional cash infusion from a private placement or other equity financing, the Company's continued existence is in substantial doubt. The sale of additional equity or other securities could result in additional dilution to the Company's stockholders. There can be no assurance that such additional financing can be obtained on acceptable terms, if at all.

As a result of these circumstances, the Company's independent accountants' opinion on the March 31, 1999 financial statements of the Company and its subsidiaries includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

Comparison of Fiscal Year 1998-1999 to Fiscal Year 1997-1998

The Company's total revenue decreased $138,000, or 1%, from $12.4 million in fiscal year 1997-1998 to $12.2 million in fiscal year 1998-1999. IT Services accounted for an increase of $1.5 million from $9.2 million last fiscal year to $10.7 million in the current fiscal year, or 87% of total revenue for fiscal year 1998-1999. The increase in IT Services revenue offset the continued decline of PC connectivity product and royalty revenues, which decreased $1.3 million (47%) and $160,000 (71%), respectively, from the 1997-1998 fiscal year.

Gross profit increased to 37% in fiscal year 1998-1999 from 32% in fiscal year 1997-1998. Gross profit from IT Services increased from 23% last fiscal year to 32% for the fiscal year 1998-1999. This increase is a result of an increase in the percentage of IT revenue derived from high-margin IT services versus revenue from lower margin IT product sales. This increase was offset by the decline in gross profit contributed by product and royalty revenue from the PC connectivity business which decreased by $1.0 million or 49% from $2.0 million in fiscal year 1997-1998 to $1.0 million in fiscal year 1998-1999.

Selling, general, and administrative ("SG&A") expenses increased by $900,000 or 21% to $5.4 million in fiscal year 1998-1999 from $4.5 million in fiscal year 1997-1998. As a percentage of sales, SG&A expenses were 44% of total sales in the fiscal year 1998-1999 compared with 36% of total sales in fiscal 1997-1998. The increase in SG&A expenses is primarily due to increases in salaries, benefits and occupancy expenses caused by the acquisition of CompSource, Inc. on April 1, 1998, along with an increase in consulting and travel expenses. This is partially offset by a reduction in telephone expenses due to the sale of the residential Internet business, which occurred in September 30, 1997, and in accounting expenses.

Bad debt expense decreased $55,000 from $113,000 in fiscal 1997-1998 to $58,000 in fiscal 1998-1999. The Company's continuation of an aggressive collections program has lowered the ratio of bad debt to sales.

Depreciation and amortization expenses increased by $70,000 (23%) to $370,000 in fiscal year 1998-1999 from $300,000 in fiscal year 1997-1998. The increase in depreciation and amortization expenses is primarily due to increases in fixed asset depreciation and goodwill amortization caused by the acquisition of CompSource, Inc. The Company's net other expense was $72,000 for the fiscal year 1998-1999 compared to net other income of $144,000 for the fiscal year 1997-1998. Without the gain on sale of residential Internet business of $210,000, last fiscal year had net other expense of $66,000. The remaining increase in fiscal year 1998-1999 net other expense is an increase in interest expense of $11,000 offset by an increase in other income of $5,000.

In fiscal 1998-1999, the Company recorded no income tax expenses. At March 31, 1999, the Company has foreign tax credit carryforwards of approximately $84,000, a federal net operating loss carryforward of $2,800,000 and a federal capital loss carryforward of $11,000.

Comparison of Fiscal Year 1997-1998 to Fiscal Year 1996-1997

The Company's total revenue increased $2.7 million, or 28%, from $9.7 million in fiscal year 1996-1997 to $12.4 million in fiscal year 1997-1998. IT Services accounted for an increase of $5.2 million from $4.0 million last fiscal year to $9.2 million in the current fiscal year, or 74% of total revenue for fiscal year 1997-1998. The increase in IT Services revenue offset the continued decline of PC connectivity product and royalty revenues, which decreased $2.5 million (49%) and $63,000 (38%), respectively, from the 1996-1997 fiscal year.

Gross profit declined to 32% in fiscal year 1997-1998 from 48% in fiscal year 1996-1997. The PC connectivity product margin increased from 63% last year to 70% in fiscal 1997-1998. This increase was offset by the lower margins realized in the Company's IT Services business.

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

The Company's net other income was $144,000 for the fiscal year 1997-1998 compared to net other expense of $340,000 for the fiscal year 1996-1997. Included in the current year's net other income is a gain on the sale of the Company's dial-up Internet customer base of $210,000, an increase in other income of $46,000, and the elimination of last year's non-recurring expenses of an impairment loss of $65,000 and loss on sale of subsidiary of $173,000. This gain is offset by an increase in interest expense of $10,000.

In fiscal 1997-1998, the Company recorded no income tax expenses. At March 31, 1998, the Company has foreign tax credit carryforwards of approximately $131,000, a federal net operating loss carryforward of $1,500,000 and a federal capital loss carryforward of $11,000.

Future Assessment of Recoverability and Impairment of Goodwill

In connection with its various acquisitions, the Company recorded goodwill, which is being amortized on a straight-line basis over a period of 15 years, its estimated period that the Company will be benefited by such goodwill. At March 31, 1999, the unamortized goodwill was $910,000 (which represented 17% of total assets and 40% of stockholders' equity). Goodwill arises when an acquirer pays more for a business than the fair value of the tangible and separately measurable intangible net assets. For financial reporting purposes, goodwill and all other intangible assets are amortized over the estimated period benefited. The Company has determined the life for amortizing goodwill based upon several factors, the most significant of which are the relative size, historical financial viability and growth trends of the acquired companies and the relative lengths of time such companies have been in existence.

Management of the Company periodically reviews the Company's carrying value and recoverability of unamortized goodwill. If the facts and circumstances suggest that the goodwill may be impaired, the carrying value of such goodwill will be adjusted which will result in an immediate charge against income during the period of the adjustment and/or the length of the remaining amortization period may be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. Of the various factors to be considered by management of the Company in determining whether goodwill is impaired, the most significant will be (i) losses from operations, (ii) loss of customers and (iii) industry developments, including the Company's ability to maintain its market share, development of competitive products or services and imposition of additional regulatory requirements.

Liquidity and Capital Resources

In the fiscal year ended March 31, 1999, the Company satisfied its cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At March 31, 1999, the Company had $75,000 in cash.

During the fiscal year ended March 31, 1999, cash provided by investing and financing activities of $59,000 was exceeded by cash used in operating activities of $161,000, resulting in a $102,000 decrease in cash.

The Company's working capital decreased $800,000, from $1.2 million at March 31, 1998, to $400,000 at March 31, 1999.

The Company has three working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $100,000 limit and had an outstanding balance of $80,000 as of March 31, 1999. Another line, which is also payable on demand, has a $450,000 limit and had an outstanding balance of $269,000. The last line is for $300,000, is renewable annually, and is limited to the lesser of $300,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of March 31, 1999, had an outstanding balance of $300,000. The bank has informed the Company that they do not intend to renew this line of credit.

Factors Affecting Operating Results

The Company's recent operations during the years ended March 31, 1999, 1998 and 1997 have consumed substantial amounts of cash and have generated net losses of $957,408, $420,988 and $2,179,482, respectively, and accumulated a deficit of $3,671,040 at March 31, 1999. The Company believes that it will require additional cash infusions from a private placement or other equity financing to meet the Company's projected working capital and other cash requirements in 2000. As a result of the Company's net losses, and the Company's dependence on additional financing, the Company's independent accountants' report on the March 31, 1999 financial statements of the Company and its subsidiaries includes an explanatory paragraph indicating that these matters raise a substantial doubt about the Company's ability to continue as a going concern.

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

Since the Company recognizes IT services revenue only when personnel are engaged on client projects, the relative utilization of such personnel directly affects the Company's operating results. Variations in utilization of personnel may materially affect the Company's IT services business or failure to obtain additional engagements in its IT services business could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's acquisitions have placed, and are expected to continue to place, a significant strain on its managerial and operational resources. To manage these acquired businesses and others that may be acquired in the future, the Company must continue to implement and improve its operational, management and financial systems and to train and manage its employee base. As part of its business strategy, the Company may seek out additional business combinations with other Internet or IT Services companies. To the extent that any of the companies that the Company acquires fail, the Company could be required to write off the amount of the investment.

Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Absent corrective actions, programs with date sensitive logic may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has commenced a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involves four phases:

Phase I - Inventory and Data Collection. This phase involves an identification of all items that are date dependent. The Company commenced this phase prior to June 1998 and it is now substantially complete.

Phase II - Compliance Requests. This phase involves requests to system vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company has identified and has begun to replace critical systems that cannot be updated or certified compliant. The Company commenced this phase in the first quarter of fiscal year 1998 and it is now substantially complete. The Company's principal compliance issue focused on existing business and accounting systems. New business and accounting systems are currently being implemented which are vendor-certified Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting systems. The Company expects to complete this phase during July 1999.

Phase IV - Final Testing and New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of September 1999.

The Company presently believes that, with the implementation of the new business and accounting systems, including hardware and software, the Year 2000 issue will not pose any significant operational problems. This substantial compliance has been achieved without the need to acquire new hardware, software or systems other than in the ordinary course of business, with the exception of the new business and accounting systems which is being capitalized and will be amortized over a three year period. The Company is not aware of any other non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been achieved from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have a material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which includes the development of various contingency plans in 1999.

Item 7. Financial Statements

The information required by this Item 7 is set forth on pages F-1 through F-20.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors

The information required by Item 9 relating to directors of the Company is presented under the caption "Nomination and Election of Directors" of the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders ("Proxy Statement") to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this Form 10-KSB, and is hereby incorporated by reference herein.

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

21.1           Subsidiaries of Micro-Integration Corp.

23.1           Consent of Independent Accountants.

     (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated July 14, 1999                                                  REGISTRANT:

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


By:           /s/ John A. Parsons                                  July 14, 1999
      ---------------------------------------------------

                  John A. Parsons
                  President, Chairman of the Board,
                    and Chief Executive Officer
                    (principal executive officer)


By:           /s/ Terry D. Frost                                   July 14, 1999
      ---------------------------------------------------

                  Terry D. Frost
                  Chief Financial Officer


By:           /s/ Maxwell F. Eveleth, Jr.                          July 14, 1999
      ---------------------------------------------------

                  Maxwell F. Eveleth, Jr.
                  Director


By:           /s/ Russell A. Hinnershitz, Jr.                      July 14, 1999
      ---------------------------------------------------

                  Russell A. Hinnershitz, Jr.
                  Director


By:           /s/ Wayne M. Lee                                     July 14, 1999
      ---------------------------------------------------

                  Wayne M. Lee
                  Director

A copy of the Company's Annual Report on Form 10-KBS for the year ended March 31, 1999, with exhibits, may be obtained by any stockholder of the Company, without charge, by writing to: Micro-Integration Corp., Attention: Sharon L. VanNosdeln, One Science Park, Frostburg, MD 21532.

                          Annual Report on Form 10-KSB

                              Financial Statements

                            Year Ended March 31, 1999

                             Micro-Integration Corp.

                                  Frostburg, MD

                    Micro-Integration Corp. and Subsidiaries
                   Index to Consolidated Financial Statements

                   Years Ended March 31, 1999, 1998, and 1997


Report of Independent Auditors..............................................F-2


Audited Consolidated Financial Statements:
    Consolidated Balance Sheets.............................................F-4
    Consolidated Statements of Operations...................................F-6
    Consolidated Statements of Stockholders' Equity.........................F-7
    Consolidated Statements of Cash Flows...................................F-8


Notes to Consolidated Financial Statements..................................F-9

                         Report of Independent Auditors


The Board of Directors and Stockholders
Micro-Integration Corp.

We have audited the accompanying consolidated balance sheets of Micro-Integration Corp. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Micro-Integration Corp. and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As further discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations and is currently not in compliance with certain covenants of its Loan agreements with banks. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The 1999 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Ernst & Young LLP


Baltimore, Maryland
April 30, 1999

                       This page intentionally left blank.

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                  March 31
                                                                        1999                     1998
                                                                    -----------              -----------
ASSETS
Current assets
     Cash                                                           $    74,543              $   176,964
     Available-for-sale securities                                           --                  100,000
     Accounts receivables, less allowance of $209,317
        and $153,377 in 1999 and 1998, respectively                   1,538,959                1,650,884
     Note receivable                                                     18,323                   74,880
     Inventory                                                          619,735                  551,565
     Prepaid expenses                                                    82,535                  101,571
                                                                    -----------              -----------

Total current assets                                                  2,334,095                2,655,864
                                                                    -----------              -----------


Property, plant, and equipment:
     Land                                                                92,962                   92,962
     Buildings                                                        1,474,333                1,461,357
     Equipment                                                        1,885,283                1,418,918
     Automobiles                                                        115,778                   54,955
     Property held for sale                                                  --                   76,848
                                                                    -----------              -----------
                                                                      3,568,356                3,105,040
     Less accumulated depreciation                                   (1,748,564)              (1,209,082)
                                                                    -----------              -----------
                                                                      1,819,792                1,895,958

Cash surrender value of life insurance                                  229,471                  254,704

Goodwill, net of accumulated amortization of $88,760
     and $28,137 in 1999 and 1998, respectively                         820,466                  334,959

Other noncurrent assets                                                 122,812                  133,973
                                                                    -----------              -----------


                                                                    $ 5,326,636              $ 5,275,458
                                                                    ===========              ===========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                  March 31
                                                                        1999                    1998
                                                                    -----------              ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                               $   727,002              $   818,121
     Accrued expenses                                                   341,683                  176,199
     Demand notes payable                                               648,903                  372,542
     Current portion of long-term debt                                  183,549                  130,423
                                                                    -----------              -----------

        Total current liabilities                                     1,901,137                1,497,285
                                                                    -----------              -----------


Long-term debt, less current portion                                  1,131,221                1,162,987

Commitment and contingencies                                                 --                       --

Stockholders' equity
     Preferred stock - $.01 par value; authorized
        4,000,000 shares; none issued and outstanding                        --                       --
     Common stock - $.01 par value; authorized
        12,000,000 shares; issued 3,031,063 and
        2,667,349 in 1999 and 1998, respectively;
        outstanding 2,881,525 and 2,517,811 in
        1999 and 1998, respectively                                      30,311                   26,673
     Additional capital                                               6,315,901                5,683,039
     Accumulated deficit                                             (3,671,040)              (2,713,632)
                                                                   -----------              -----------

                                                                     2,675,172                2,996,080
     Less 149,538 shares held in treasury                              380,894                  380,894
                                                                   -----------              -----------

                                                                     2,294,278                2,615,186
                                                                   -----------              -----------


                                                                   $ 5,326,636              $ 5,275,458
                                                                   ===========              ===========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations


                                                                               Year ended March 31
                                                              1999                1998                   1997
                                                           -------------       ---------------------  ------------
Revenues                                                   $ 12,213,841        $ 12,352,132           $  9,659,861

Cost of goods sold                                            7,673,876           8,420,397              5,056,754
                                                           ------------        ------------           ------------

      Gross profit                                            4,539,965           3,931,735              4,603,107

Operating expenses
      Selling, general and administrative                     4,956,347           4,083,702              5,393,222
      Bad debt                                                   98,652             112,656                562,786
      Depreciation and amortization                             370,339             299,967                434,863
                                                           ------------        ------------           ------------

                                                              5,425,338           4,496,325              6,390,871

      Operating loss                                           (885,373)           (564,590)            (1,787,764)

Other income (expense)
      Interest expense                                         (152,541)           (141,435)              (131,857)
      Other income                                               80,506              75,230                 29,269
      Gain on sale of Internet customer base                         --             209,807                     --
      Impairment loss                                                --                  --                (65,203)
      Loss on sale of subsidiary                                     --                  --               (172,768)
                                                           ------------        ------------           ------------
                                                                (72,035)            143,602               (340,559)
                                                           ------------        ------------           ------------

Loss before income taxes                                       (957,408)           (420,988)            (2,128,323)

Income tax expense                                                   --                  --                 51,159
                                                           ------------        ------------           ------------

Net loss                                                   $   (957,408)       $   (420,988)          $ (2,179,482)
                                                           ============        ============           ============

Basic and diluted loss per common share                    $      (0.33)       $      (0.17)          $      (0.89)
                                                           ============        ============           ============

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                              Equity
                                                                            adjustment
                                      Common                                  from
                            Common     stock                                 foreign
                             stock   $0.01 par   Additional  Accumulated     currency        Deferred    Treasury      Total
                            shares     value      capital     deficit       translation    compensation   stock        equity
                        ----------------------------------------------------------------------------------------------------------
Balance, March 31, 1996    2,515,427 $   25,155 $ 5,404,795 $    (113,162)  $  (176,376)   $   (99,048) $ (355,894) $  4,685,470
                        ----------------------------------------------------------------------------------------------------------
Aggregate translation
     adjustment                                                                 176,376                                  176,376

Stock options exercised       32,212        322                                                                              322

Stock issuance                93,838        938     198,468                                                              199,406

Amortization of deferred
     compensation                                                                               99,048                    99,048

Repurchase of common
     stock                                                                                                 (25,000)      (25,000)

Net loss for 1997                                              (2,179,482)                                            (2,179,482)

                        ----------------------------------------------------------------------------------------------------------
Balance, March 31, 1997    2,641,477     26,415   5,603,263    (2,292,644)           --             --    (380,894)    2,956,140
                        ----------------------------------------------------------------------------------------------------------

Stock issuance                25,872        258      79,776                                                               80,034

Net loss for 1998                                                (420,988)                                              (420,988)

                        ----------------------------------------------------------------------------------------------------------
Balance, March 31, 1998    2,667,349     26,673   5,683,039    (2,713,632)           --             --    (380,894)    2,615,186
                        ----------------------------------------------------------------------------------------------------------

Stock issuance               363,714      3,638     632,862                                                              636,500

Net loss for 1999                                                (957,408)                                              (957,408)

                        ==========================================================================================================
Balance, March 31, 1999    3,031,063 $   30,311 $ 6,315,901 $  (3,671,040)  $        --  $          --  $ (380,894) $  2,294,278
                        ==========================================================================================================

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                      Year ended March 31
                                                                         1999                1998               1997
                                                                    ------------      -------------------    ----------
Cash flows from operating activities
Net loss                                                            $  (957,408)        $  (420,988)        $(2,179,482)
Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                                      370,339             299,967             578,706
     Loss on sale of subsidiary                                              --                  --             172,768
     (Gain) loss on disposal of assets                                   (4,524)            (24,847)              7,558
     Write-off of capitalized costs                                          --             411,839                  --
     Gain from sale of Internet customer base                                --            (209,807)                 --
     Increase in cash surrender value of life insurance                 (20,513)            (30,522)             (1,035)
     Impairment loss                                                         --                  --              65,203
     Deferred income taxes                                                   --                  --             (19,502)
     Other                                                                   --               7,962             (58,133)
Change in operating assets and liabilities:
     Accounts receivable                                                522,293             223,601            (396,075)
     Note receivable                                                     56,557              (4,880)                 --
     Inventory                                                           87,986              44,991             440,339
     Prepaid expense                                                     54,826              (4,356)            (22,233)
     Income taxes receivable                                                 --              46,141               2,349
     Accounts payable                                                  (253,367)           (117,270)            513,815
     Accrued expenses                                                   (17,487)           (298,276)            314,387
                                                                    -----------         -----------         -----------
Net cash used in operating activities                                  (161,298)            (76,445)           (581,335)

Cash flows from investing activities
     Acquisition of property, plant, and equipment                     (256,056)            (89,802)           (299,927)
     Decrease (increase) in other noncurrent assets                      48,865             (16,748)           (199,585)
     Purchase of available-for-sale securities                               --                  --          (6,800,000)
     Proceeds from sales of available-for-sale securities               100,000                  --           7,700,000
     Cash received in acquisition of subsidiaries                         4,574                 242              37,432
     Proceeds from sale of Internet customber base                           --             205,400                  --
     Proceeds from sale of fixed assets                                  91,826              35,380              14,961
                                                                    -----------         -----------         -----------
Net cash (used in) provided by investing activities                     (10,791)            134,472             452,881

Cash flows from financing activities
     Issuance of notes payable and long-term debt                       235,794                  --             387,183
     Repayments of notes payable, long-term debt, and
        capital lease obligations                                      (166,126)           (251,661)           (341,390)
                                                                    -----------         -----------         -----------
Net cash provided by (used in) financing activities                      69,668            (251,661)             45,793

     Effect of exchange rate changes on cash                                 --                  --              (7,615)
                                                                    -----------         -----------         -----------
     Decrease in cash                                                  (102,421)           (193,634)            (90,276)
     Cash at beginning of year                                          176,964             370,598             460,874
                                                                    -----------         -----------         -----------
     Cash at end of year                                            $    74,543         $   176,964         $   370,598
                                                                    ===========         ===========         ===========

Schedule of noncash investing activities:

Due to the acquisitions of CompSource during the year ending March 31, 1999, SuiteOne during the year ending
     March 31, 1998, and Computer Site and Computer One during the year ending March 31, 1997, the Company had the following noncash investing activities:

     Assets acquired, excluding cash                                $  (659,068)        $   (36,983)        $  (666,278)
     Liabilities assumed                                                573,272              39,280             785,023
     Goodwill recorded                                                 (546,130)            (82,055)           (281,041)
     Common stock issued                                                636,500              80,000             199,728
                                                                      ---------           ---------           ---------
Cash acquired in acquisition                                        $     4,574         $       242         $    37,432
                                                                      =========           =========           =========

See accompanying notes.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Micro-Integration Corp. ("MI") and its subsidiaries, Computer Site, Inc. ("Computer Site"), Computer One of Ohio, Inc. ("Computer One"), SuiteOne Computer Services, Inc. ("SuiteOne"), and CompSource, Inc. ("CompSource"). The Company consolidates all subsidiaries in which it has a controlling interest (greater than 50% owned). All significant intercompany accounts have been eliminated in consolidation.

Reclassification

Certain amounts in the accompanying 1998 financial statements have been reclassified to conform to the presentation used in 1999.

Use of Estimates

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. During fiscal year 1997, the Company evaluated the ongoing value of certain computer equipment. The amount of the impairment loss was determined by evaluating the likely sales proceeds from the disposition of the assets as compared to their book value. Based on this evaluation, the Company determined that the equipment was impaired and adjusted it to its fair value.

Intangible Assets

Goodwill consists of the cost in excess of fair value of the net assets of entities acquired in purchase transactions, and is amortized on a straight-line basis over the expected periods of benefit, which approximates 15 years. On a periodic basis, the Company evaluates goodwill for impairment. In completing this evaluation, the Company compares its best estimates of undiscounted future cash flows with the carrying value of goodwill.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Nature of Operations and Significant Accounting Policies (Continued)

Intangible Assets (Continued)

The Company capitalizes costs associated with new software development and enhancements in accordance with the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Capitalization of software costs begins upon the establishment of technological feasibility and ceases when the software is available for general release to customers. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software costs require considerable judgment by management with respect to certain external factors, including but not limited to, changes in software and hardware technologies, anticipated future gross revenues, and estimated economic life. The Company capitalized $0, $219,000, and $193,000 for 1999, 1998, and 1997, respectively. Amortization of capitalized software development costs is provided on a product-by-product basis and is based on unit sales not to exceed a period of three years. The amortization charged to cost of sales was $43,000, $78,000, and $129,000 for 1999, 1998, and 1997, respectively.

Revenue Recognition

Revenue is recognized from the sale of goods, including software products, upon delivery net of product returns and exchanges. Revenue is recognized from licensing arrangements upon the establishment of the licensing agreement and royalty arrangements upon delivery of products to third parties.

In December 1997, the Accounting Standards Executive Committee (AcSEC") issued Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 provides revised and expanded guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. The adoption of SOP 97-2 had no material impact on the Company's results of operations in 1999.

Research and Development

Research and development ("R & D") costs approximating $120,000, $78,000, and $201,000 were charged to expense for 1999, 1998, and 1997, respectively. R & D costs are included in selling, general, and administrative expenses.

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

2.   Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements for the years ended March 31, 1999, 1998, and 1997, the Company incurred losses of $957,408, $420,988, and $2,179,482, respectively, and is currently not in compliance with certain covenants of its loan agreements with banks. These conditions raise substantial doubt about its ability to continue as a going concern.

Management believes that the Company will generate sufficient revenues from the sale of IT Services and decrease operating expenses, including salaries and benefits, in order to finance its operations. In addition, management is investigating sources of additional capital from both third parties and key company officers which, in management's opinion, would provide additional cash flows for operations. However, there can be no assurance that the Company will be successful in achieving its plans or obtaining additional financing.

Due to the uncertainty regarding management's ability to achieve its plans, no assurance can be given as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.   Loss per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                                                         Year ended March 31
                                               1999              1998           1997
                                          -------------    --------------    -----------
Numerator used in basic and
    diluted loss per share:
      Net loss                            $    (957,408)   $     (420,988)   $(2,179,482)
                                          =============    ==============    ===========

Denominator:
    Weighted average number of
      shares of common stock
      outstanding during the period           2,876,077         2,501,395      2,437,556
                                          =============    ==============    ===========


Basic and diluted loss per common share   $       (0.33)   $        (0.17)   $     (0.89)
                                          =============    ==============    ===========


Basic loss per common share is based upon the average number of shares of common stock outstanding during each period. Dilutive loss per common share is equal to basic loss per common share because if potentially dilutive securities were included in the computation, the result would be anti-dilutive. These potentially dilutive securities consist of stock options, as described in Note 12.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


4.   Supplemental Disclosure of Cash Flow Information

The Company paid interest of $153,000, $141,000, and $132,000 for 1999, 1998 and
1997, respectively. Income taxes of $24,000 were paid during fiscal year 1997. No income taxes were paid in fiscal years 1999 and 1998.

5.   Business Acquisitions

Effective April 1, 1998, the Company acquired all of the outstanding stock of CompSource, Inc. in exchange for 363,714 shares of common stock valued at $636,500. CompSource is an eastern-and central-Pennsylvania area business networking and software solutions provider. The acquisition was accounted for using the purchase method of accounting. At the acquisition date, goodwill of $546,000 was recorded which is being amortized over its estimated useful life of 15 years. The results of operations of CompSource are included in the accompanying consolidated statements of operations for the period from April 1, 1998 through March 31, 1999.

Pro Forma Information for 1999 Acquisition

The following summarizes the unaudited pro forma consolidated results of operations for 1999 and 1998 assuming the CompSource, Inc. acquisition had occurred on April 1, 1997, after giving affect to certain adjustments, including amortization of intangible assets, decrease in owners compensation and related income tax effects. In connection with the acquisition, the Company entered into an employment agreement with the executive officer of the company. The future amount of compensation paid to this officer, who has substantially the same duties and responsibilities, is less than amounts paid in periods prior to the acquisition.

                                                  Year ended March 31
                                               1999                  1998
                                           ------------------   ----------------


                 Revenues                    $ 12,213,841          $ 15,773,244
                 Net loss                        (957,408)             (441,610)
                 Net income per common share        (0.33)                (0.15)


The pro forma consolidated results of operations are not necessarily indicative of the results that would have occurred had the transaction been consummated as of the beginning of the year presented or of future operations of the Company.

6.   Disposal of Foreign Operations

On March 31, 1997, the Company disposed of 80% of the net assets of its foreign subsidiary MI PLC and incurred a disposition loss of $173,000, which was recognized in fiscal 1997. MI's remaining investment in MI PLC is $44,000. MI uses the cost method to account for its investment in MI PLC.

7.   Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported as other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in investment income. Available-for-sale securities include obligations of state municipalities and are stated at fair market value of $100,000 at March 31, 1998. There were no unrealized gains/losses with respect to these securities during fiscal year 1999 nor 1998.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


8.   Inventory

Inventory consisted of the following:

                                                     March 31
                                              1999              1998
                                          -------------     -------------

                Parts                         $ 66,210         $ 156,412

                Finished goods                 553,525           395,153
                                          -------------     -------------

                                             $ 619,735         $ 551,565
                                          =============     =============

9.   Notes Payable and Debt

Short Term Debt

The Company has a $300,000 line of credit with a U.S. bank, secured by accounts receivable and inventory. Outstanding borrowings are payable on demand and bear interest at the bank's prime lending rate plus 3/4% (8.5% at March 31, 1999). There was $300,000 and $260,000 outstanding on this line of credit as of March 31, 1999, and 1998, respectively.

The provisions of the loan agreement related to this line of credit require the Company to maintain minimum cash flows to debt service coverage ratios. As a result of operating losses, the Company was in violation of the minimum cash flow to debt service coverage covenant at March 31, 1999.

The Company also has two other lines of credit with U.S. banks. One line for $100,000 is payable on demand and bears interest at the bank's prime lending rate plus 1.5% (8.75% at March 31, 1999). There was $80,000 and $100,000
outstanding on this line of credit as of March 31, 1999, and 1998, respectively. The other line for $450,000 is payable on demand, has a fixed interest rate of 7.75%, and had an outstanding balance of $269,000 as of March 31, 1999. The bank has informed the Company that they intend to call this credit line.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


9.   Notes Payable and Debt (Continued)

Long-Term Debt

Long-term debt consisted of the following:

                                                                                                  March 31
                                                                                         1999                 1998
                                                                                     --------------      ---------------
Note payable in monthly installments of $1,765 including principal and interest at 7.5% through August 2013, collateralized by real
property.  Interest-only payments paid through March 31, 1994                        $  186,275          $  193,197

Note payable in quarterly installments of $22,132 including principal and interest at 5.93% commencing December 1994 through
September 2013, collateralized by real property.  Interest-only payments
from date of first proceeds payment through initial 15 months                           875,480             893,386

Note payable in monthly principal installments of $6,667 plus interest at 3/4% above prime through September 1998, collateralized by assets
of the business                                                                              --              38,233

Note payable in monthly installments of $1,030 including principal and interest at 8.5% commencing October 1998 through September
2002, collateralized by assets of the business                                           36,974                  --

Note payable in monthly installments of $1,368 plus interest at 8.5%
commencing January 1995 through January 2001, collateralized by
assets of the business                                                                   47,393              51,450

Note payable in monthly installments of $623 including principal
and interest at 6.0% commencing January 1995 through December 2000                       21,140              23,691

Note payable in monthly installments of $1,190 plus interest at prime plus 1% commencing November 1994 through September 2002,
collateralized by assets of the business                                                 36,600              50,886

Note payable in monthly installments of $557 including principal and interest at 9.0% commencing January 1997 through December 2001,
collateralized by assets of the business                                                 10,793              16,242

Note payable in monthly installments of $3,333 plus interest at 7.75%
commencing January 1999 through January 2001, collateralized by
assets of the business                                                                   76,981                  --
                                                                                     ----------          ----------

                                                                                     $1,291,636          $1,267,085
                                                                                     ==========          ==========

The fair value of the Company's debt was determined using quoted market prices and is $1,748,000 at March 31, 1999.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

9.  Notes Payable and Debt (Continued)

Combined maturities for long-term debt by year and in the aggregate consisted of the following:

                                           March 31
                                         --------------

                    2000                     $ 170,306
                    2001                       133,656
                    2002                        85,683
                    2003                        60,977
                    2004                        58,846
                    Thereafter                 782,168
                                         --------------

                                            $1,291,636
                                         ==============


During the years ended March 31, 1999, 1998, and 1997, the Company paid interest related to these borrowings of $80,000, $91,000, and $92,000, respectively.

Additionally, the Company leases equipment under capital leases, all of which expire by the year 2003. The cost of the equipment was $37,812, and the accumulated amortization was $14,678 at March 31, 1999. Future minimum lease payments under these capital leases are $15,123, $8,814, $2,506, and $1,359 in the years 2000, 2001, 2002, and 2003, respectively.

10.  Lease Commitments

The Company leases office space for its subsidiaries Computer Site, Computer One, SuiteOne and CompSource. These leases expire in various months through October 2004. The Company leases office space in Hagerstown, MD. This lease expires in November 1999. The annual expense associated with the Hagerstown lease is $9,000. The Company leases equipment and automobiles under the terms of various capital lease and operating lease agreements, all of which expire by the year 2006.

Future minimum payments under non-cancelable operating leases consisted of the following:

                                             March 31
                                          --------------

                     2000                     $ 147,191
                     2001                       117,550
                     2002                        85,500
                     2003                        88,625
                     2004                        93,000
                     Thereafter                  54,250
                                          --------------

                                              $ 586,116
                                          ==============


Rent expense related to the operating leases was $240,000, $183,000, and $152,000 for the years ended March 31, 1999, 1998, and 1997, respectively. Interest expense recognized and paid on the capital lease obligations was $1,900, $1,000, and $1,000 during the years ended March 31, 1999, 1998, and
1997, respectively.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


11.  Income Taxes

At March 31, 1999, the Company had federal net operating loss carryforwards of approximately $2,800,000 which will begin to expire in 2011. Income tax regulations contain certain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interest.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    March 31
                                                          1999                 1998
                                                    ----------------        --------------

Net operating loss carryforward                     $ 1,241,605                $   883,620
Allowance for doubtful accounts                         125,831                    128,260
Foreign tax carryforward                                 83,841                    131,256
Research and development credit carryforward             39,046                     37,476
Intangible assets                                        20,245                     21,068
Other                                                    45,565                     34,393
                                                    -----------                -----------

     Total deferred tax assets                        1,556,133                  1,236,073

Investment                                               64,247                     64,400
Research and development expense                          2,200                     26,279
Other                                                     6,923                      6,870
                                                    -----------                -----------

     Total deferred tax liabilities                      73,370                     97,549
                                                    -----------                -----------

Net future income tax benefit                         1,482,763                  1,138,524
Valuation allowance for deferred tax assets          (1,482,763)                (1,138,524)
                                                    -----------                -----------

                                                    $        --                $        --
                                                    ===========                ===========


At March 31, 1999, the Company had foreign tax credit carryforwards of approximately $84,000 which expire in the years 2000 to 2002.

At March 31, 1999, the Company had federal capital loss carryforwards of approximately $11,000 which expire in the year 2000. The state capital loss carryforwards vary by states.

The reasons for the difference between total tax expense and tax computed by applying the U.S. Federal income tax rates to earnings before income taxes for the years ended March 31 were as follows:

                                                                      1999           1998          1997
                                                                    ----------    -----------   ------------
  U.S. Federal statutory rate                                         -34.0%         -34.0%         -34.0%
  State income tax, net of federal income tax benefit                  -2.8%          -2.7%           0.1%
  Non-deductible expenses, net of  non-taxable income                   2.3%           2.8%           2.0%
  Change in valuation allowance                                        35.9%          31.4%          33.9%
  Other                                                                -1.4%           2.4%          -2.1%
                                                                   ---------    -----------   ------------

                                                                        0.0%           0.0%           0.0%
                                                                   =========    ===========   ============


                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


12.  Stock Options

The Company grants certain options under the 1994 Stock Plan. This plan provides for the granting of qualified and non-qualified stock options to key employees and non-qualified stock options to non-employee directors to purchase an aggregate of up to 300,000 shares of common stock. Vesting provisions for individual awards are at the discretion of the Compensation Committee.

The following table summarizes the option activity for the three-year period ended March 31, 1999:

                                           Common         Weighted-Average
                                            Stock          Exercise Price
                                          --------        ----------------

Balance at March 31, 1996                   110,848           $3.14

1997 Activity
-------------
   Granted                                    3,000            1.94

   Exercised                                (32,212)           0.01

   Forfeited                                (38,048)           3.87
                                            -------

Balance at March 31, 1997                    43,588           $5.00

1998 Activity
-------------
   Granted                                    3,000            1.69

   Exercised                                     --              --

   Forfeited                                (15,588)           5.82
                                            -------
Balance at March 31, 1998                    31,000           $4.27

1999
----
   Granted                                  136,333            1.96

   Exercised                                     --              --

   Forfeited                                (26,000)           1.75
                                            -------         -------
Balance at March 31, 1999                   141,333           $2.50


All options granted have an exercise price equal to or greater than the fair value of the Company's common stock on the grant date. Of the outstanding options at March 31, 1999, 1998, and 1997, 87,611, 24,250, and 23,226,
respectively, were exercisable. Exercise prices for options outstanding as of March 31, 1999, ranged from $7.00 to $1.406. The weighted-average remaining contractual life of those options is 6 years. The weighted-average fair value of options granted during the years ended March 31, 1999, 1998, and 1997 is $1.96, $1.69, and $1.94, respectively.

Pro Forma Disclosures Required by Statement 123

To determine the pro forma data required by Statement 123 for 1999 and 1998, the Company used the Black-Scholes option pricing model to measure the fair value of options at the date of grant. Options valued using the Black-Scholes option pricing model assumed the following for 1999 and 1998, respectively: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of 1.1 and .78; and a weighted-average expected life of the options of 5.4 years.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


12.  Stock Options (Continued)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss is $1,022,459 and $425,256 for the years ended March 31, 1999, and 1998, respectively. Pro forma loss per common share and assuming dilution is $0.35 and $0.17 for the years ended March 31, 1999, and 1998, respectively.

13.  Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 supercedes Financial Accounting Standards Board Statement No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for the way that public business enterprises report selected information about operating segments in annual and interim financial statements. It also established standards for the related disclosures about products and services, geographical areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company adopted Statement 131 in 1999, and accordingly, the disclosures for all periods have been presented to conform to the Statement 131 requirements.

The Company provides services through three distinct operating segments. The PC Connectivity segment involves AS/400 Connectivity products that allow PC users to access applications and data on IBM midrange computers. The IT Services segment provides customers with a broad selection of computer and software products and services, as well as, computer and network system design and integration, training and other support type services. The Other Products and Services segment includes various Internet services.

The Company evaluates performance and allocated resources based on operating income before depreciation and amortization, general and administrative expenses and income taxes. The Company does not allocate assets to its reportable segments as assets are not specifically attributable to any particular segment. Accordingly, asset information by reportable segment is not presented. The accounting policies used by the reportable segments are the same as those used by the Company and described in Note 1 to the consolidated financial statements. There are no significant intercompany sales or transfers.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements


13.  Segment Reporting (Continued)

The Company's reportable segments are business units that offer distinct services. The segments are managed separately by division presidents who are most familiar with the segment operations. The following table sets forth information on the Company's reportable segments:

                                                     Year Ended March 31, 1999
                                   ------------------------------------------------------------------
                                        PC                 IT          Other Product
                                   Connectivity         Services        and Services         Total
                                    -----------       -----------       -----------       -----------
Revenues                            $ 1,494,954       $10,665,295       $    53,592       $12,213,841
Cost of goods sold                      469,352         7,201,204             3,320         7,673,876
                                    -----------       -----------       -----------       -----------
Segment profit                      $ 1,025,602       $ 3,464,091       $    50,272       $ 4,539,965

                                                      Year Ended March 31, 1998
                                   ------------------------------------------------------------------
                                        PC                 IT          Other Product
                                   Connectivity         Services        and Services         Total
                                    -----------       -----------       -----------       -----------
Revenues                            $ 2,906,424       $ 9,151,539       $   294,169       $12,352,132
Cost of goods sold                    1,277,509         7,109,232            33,656         8,420,397
                                    -----------       -----------       -----------       -----------
Segment profit                      $ 1,628,915       $ 2,042,307       $   260,513       $ 3,931,735

                                                       Year Ended March 31, 1997
                                   ------------------------------------------------------------------
                                        PC                 IT          Other Product
                                   Connectivity         Services        and Services         Total
                                    -----------       -----------       -----------       -----------
Revenues                             $5,390,995        $3,987,576        $  281,290        $9,659,861
Cost of goods sold                    1,982,489         3,002,156            72,109         5,056,754
                                     ----------        ----------        ----------        ----------
Segment profit                       $3,408,506        $  985,420        $  209,181        $4,603,107


A reconciliation of segment profit for all segments to loss before income taxes is as follows:

                                          1999            1998          1997
                                       -----------    -----------   -----------

Operating Profit:
   Total segment profit                $ 4,539,965    $ 3,931,735   $ 4,603,107
   Unallocated operating expenses:
      Salaries and benefits              3,266,383      2,547,103     2,584,018
      Depreciation and amortization        370,339        299,967       434,863
      Office and equipment rental          248,797        159,555        91,254

   General and adminstrative expenses    1,539,819      1,489,700     3,280,736
   Other income (expense)                  (72,035)       143,602      (340,559)
                                       -----------    -----------   -----------
                                         5,497,373      4,352,723     6,731,430
                                       -----------    -----------   -----------

   Loss before income taxes            $  (957,408)   $  (420,988)  $(2,128,323)
                                       ===========    ===========   ===========

Substantially all of the revenue and assets of the Company's reportable segments are attributed to or located in the United States. Additionally, the Company does not have a single customer which represents ten percent or more of its consolidated revenues.

                    Micro-Integration Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

14.  Employee Benefit Plans

In 1988, the Company initiated an Employee Stock Ownership Plan ("ESOP"), which covers all eligible employees. Contributions are made at the Company's discretion and approved by the Board of Directors after consideration of the Company's results of operations and other factors. The Company made no contributions in the years ended March 31, 1999, 1998, and 1997, respectively.

The Company also has an Employee Savings 401(k) Plan, which covers all eligible employees. Under this plan, employees may contribute to their accounts up to 10% of their compensation, subject to the rules of Section 401(k) of the Internal Revenue Code. The Company, at its discretion, matches up to 50% of the employee's contribution. The Company made no contributions to the plan during the years ended March 31, 1999, 1998, and 1997, respectively.

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

10.8 Contract of sale made on September 16, 1992, between Micro-Integration Corp., Cumberland Allegany County Industrial Foundation and the Board of County Commissioners of Allegany County, Maryland, filed as Exhibit 10.8 to the Company's Registration Statement on Form SB-2, Registration No. 33-72752, is

                                  Exhibit Index
                                  -------------


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