Form 10QSB
period 1999-06-30
MICRO INTEGRATION CORP /DE/
filed 1999-08-16
CIK 920863

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from.......................to.........................

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

                                  301-689-0800
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

The number of shares outstanding of each of the issuer's classes of common equity as of June 30, 1999:

Common Stock, $.01 Par Value -- 2,917,081 shares

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

Part I Financial Information
Item 1. Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                   June 30           March 31
                                                     1999              1999
                                                  -----------       -----------
                                                  (unaudited)
ASSETS

Current assets
  Cash                                            $    11,512       $    74,543
  Accounts receivables, less allowance of
    $86,332 and $224,955 as of June 30,
    1999 and March 31, 1999, respectively           1,893,410         1,538,959
  Note receivable                                      22,477            18,323
  Inventory                                           559,973           619,735
  Prepaid expense                                      83,222            82,535
                                                  -----------       -----------

Total current assets                                2,570,594         2,334,095
                                                  -----------       -----------

Property, plant, and equipment
  Land                                                 92,962            92,962
  Buildings                                         1,474,333         1,474,333
  Equipment                                         1,856,458         1,885,283
  Automobiles                                         115,778           115,778
                                                  -----------       -----------
                                                    3,539,531         3,568,356
  Less accumulated depreciation                    (1,806,452)       (1,748,564)
                                                  -----------       -----------
                                                    1,733,079         1,819,792

Cash surrender value of life insurance                229,471           229,471

Goodwill, net of accumulated amortization
  of $104,013 and $88,860 as of June 30,
  1999 and March 31, 1999, respectively               805,313           820,466

Other noncurrent assets                               112,860           122,812
                                                  -----------       -----------

                                                  $ 5,451,317       $ 5,326,636
                                                  ===========       ===========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                    June 30          March 31
                                                      1999             1999
                                                  -----------       -----------
                                                   (unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
 Accounts payable                                 $   987,819       $   727,002
 Accrued expenses                                     311,377           341,683
 Demand notes payable                                 661,903           648,903
 Current portion of long-term debt                    177,297           183,549
                                                  -----------       -----------

Total current liabilities                           2,138,396         1,901,137
                                                  -----------       -----------

Long-term debt, less current portion                1,134,869         1,131,221

Commitment and contingencies                               --                --

Stockholders' equity
 Preferred stock - $.01 par value;
   authorized 4,000,000 shares; none issued
   and outstanding                                         --                --
 Common stock - $.01 par value; authorized
   12,000,000 shares; issued 3,066,619 and
   3,031,063 as of June 30, 1999 and
   March 31, 1999, respectively;
   outstanding 2,917,081 and 2,881,525
   as of June 30, 1999 and March 31, 1999,
   respectively                                        30,311            30,311
 Additional capital                                 6,315,901         6,315,901
 Accumulated deficit                               (3,787,266)       (3,671,040)
                                                  -----------       -----------

                                                    2,558,946         2,675,172
 Less 149,538 shares held in treasury                 380,894           380,894
                                                  -----------       -----------

                                                    2,178,052         2,294,278
                                                  -----------       -----------

                                                  $ 5,451,317       $ 5,326,636
                                                  ===========       ===========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                                  Three months ended June 30
                                                 1999                   1998
                                              -----------           -----------
                                                         (unaudited)

Revenues                                      $ 2,722,326           $ 3,205,535

Cost of goods sold                              1,442,292             2,033,144
                                              -----------           -----------

  Gross Profit                                  1,280,034             1,172,391

Operating Expenses
  Selling, general, and
    administrative                              1,261,223             1,267,285
  Depreciation and
    amortization expense                           86,513                77,387
                                              -----------           -----------
                                                1,347,736             1,344,672

  Operating loss                                  (67,702)             (172,281)

Other income (expense)
  Interest expense                                (36,085)              (37,492)
  Other income (expense)                          (12,439)               21,184
                                              -----------           -----------
                                                  (48,524)              (16,308)
                                              -----------           -----------

Loss before income taxes                         (116,226)             (188,589)

Income tax expense                                     --                 1,876
                                              -----------           -----------

Net loss                                      $  (116,226)          $  (190,465)
                                              ===========           ===========

Basic and diluted loss
  per common share                            $     (0.04)          $     (0.07)
                                              ===========           ===========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                      Three months ended June 30
                                                        1999             1998
                                                      ---------       ---------
                                                             (unaudited)
Cash flows from operating activities
Net loss                                              $(116,226)      $(190,465)
Adjustments to reconcile net loss to
  net cash used in operating activities
  Depreciation and amortization                          86,513          77,387
  Loss on sale of fixed assets                            1,173           2,151
  Other                                                   2,921          (6,614)
Change in operating assets and liabilities
  Accounts receivable                                  (354,451)        103,329
  Note receivable                                        (4,154)         59,989
  Inventory                                              59,762          26,172
  Prepaid expense                                          (687)         (5,540)
  Accounts payable                                      234,995        (136,944)
  Accrued expenses                                       (4,484)       (102,822)
                                                      ---------       ---------
Net cash used in operating activities                   (94,638)       (173,357)

Cash flows from investing activities
  Acquisition of property, plant, and equipment          (2,267)         (7,335)
  Decrease (increase) in other noncurrent assets          9,593         (15,940)
  Cash received in acquisition of subsidiaries               --           4,574
  Proceeds from sale of fixed assets                     13,885          18,263
                                                      ---------       ---------
Net cash provided by (used in) investing
  activities                                             21,211            (438)

Cash flows from financing activities
  Issuance of notes payable and long-term debt           49,738         220,858
  Repayments of notes payable, long-term debt,
    and capital lease obligations                       (39,342)        (74,999)
                                                      ---------       ---------
Net cash provided by financing activities                10,396         145,859

Decrease in cash                                        (63,031)        (27,936)
Cash at beginning of period                              74,543         176,964
                                                      ---------       ---------
Cash at end of period                                 $  11,512       $ 149,028
                                                      =========       =========

Due to the acquisition of CompSource during the three months ending June 30, 1998, the Company had the following noncash investing and financing activities:

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

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Micro-Integration Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the three months ended June 30, 1999, and 1998, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1999.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2. Inventory

Inventory consisted of the following:

                                            June 30             March 31
                                              1999                1999
                                            --------            --------

            Parts                           $ 80,073            $ 66,210

            Finished goods                   479,900             553,525
                                            --------            --------

                                            $559,973            $619,735
                                            ========            ========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

                    Micro-Integration Corp. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

                                                   Three months ended June 30
                                                     1999              1998
                                                  -----------       -----------
                                                           (unaudited)
Numerator used in basic and
  diluted loss per share:
    Net loss                                      $  (116,226)      $  (190,465)
                                                  ===========       ===========

Denominator:
  Weighted average number of
    shares of common stock
    outstanding during the period                   2,892,075         2,867,811
                                                  ===========       ===========


Basic and diluted loss per share                  $     (0.04)      $     (0.07)
                                                  ===========       ===========

Part I Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 30, 1999, and 1998

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS" AND "PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 14, 1999. IN ADDITION, SET FORTH BELOW UNDER THE HEADINGS "RESULTS OF OPERATIONS" AND "RISK FACTORS" IS A FURTHER DISCUSSION OF CERTAIN OF THOSE RISKS AS THEY RELATE TO THE PERIOD COVERED BY THIS REPORT, THE COMPANY'S NEAR TERM OUTLOOK WITH RESPECT THERETO, AND THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

Overview

Micro-Integration Corp. (the "Company") has been primarily an Information Technology ("IT") Services company providing IT services and products. IT products are sold in conjunction with the provision of IT services. The Company's IT services include consulting, network integration and design services, accounting and distribution information systems, process control information systems, and Internet web site design, programming, and hosting. Recently the Company has begun to develop an Internet e-commerce portal and associated technologies through its Mint Internet division. The Company also designs, manufactures, and sells a line of products that provide communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.

Results of Operations

The Company's total revenue was $2.7 million for the quarter ended June 30, 1999, a decrease of $483,000 or 15%, from $3.2 million for the quarter ended June 30, 1998. Revenue from the IT business decreased by $405,000 or 15% for the quarter ended June 30, 1999, compared to the same quarter last year while product and royalty revenue from the PC connectivity business decreased $69,000 or 17% for the same periods. The decrease in revenue from the IT business is represented by a decrease in revenue from IT product sales of $479,000 and an increase in revenue from IT services sales of $73,000. It is anticipated that IT product revenue wil continue to decrease as greater emphasis is placed on IT services. IT product revenue accounted for $1.7 million or 72% of the total revenue from the IT business of $2.4 million for the quarter ended June 30, 1999, compared to $2.2 million or 79% of the total revenue from the IT business of $2.8 million for the same period in 1998. IT service revenue accounted for $665,000 or 28% of the total revenue from the IT business of $2.4 million for the quarter ended June 30, 1999, compared to $592,000 or 21% of the total revenue from the IT business of $2.8 million for the same period in 1998. Internet web site development and hosting revenue decreased by $9,000 or 44% from $20,000 for the quarter ended June 30, 1998, to $11,000 in the quarter ended June 30, 1999.

Gross profit increased to 47% for the quarter ended June 30, 1999, from 37% in the same period in 1998. Gross profit from the IT business increased from 31% for the quarter ended June 30, 1998 to 42% for the quarter ended June 30, 1999. This increase is a result of an increase in the percentage of IT business revenue derived from high-margin IT services versus revenue from lower margin IT product sales. Also contributing to the improved gross profit margin was an increase in gross profit contributed by product and royalty revenue from the PC connectivity business which increased from 68% for the quarter ended June 30, 1998, to 77% for the quarter ended June 30, 1999.

Selling, general, and administrative (SG&A) expenses remained stable at $1.3 million in the quarters ended June 30, 1999 and 1998. As a percentage of sales, SG&A expenses were 46% of total sales in the current quarter compared with 40% of total sales in the same quarter last year.

The Company's net other expense was $49,000 for the three months ended June 30, 1999, an increase of $32,000 compared to $16,000 of net other expense the same quarter last year. Included in net other expense for the quarter ended June 30, 1999, is a one-time expense of $32,500 relating to the settlement of a lawsuit brought against the Company by a former employee.

For the three months ended June 30, 1998, the Company recognized a corporate tax expense of $2,000. At June 30, 1999, the Company had a net operating loss carryforward of approximately $2.8 million available for offset against future operating profits.

Liquidity and Capital Resources

The Company has satisfied its past cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At June 30, 1999, the Company had $12,000 in cash. During the quarter ended June 30, 1999, cash provided by investing and financing activities of $32,000 was exceeded by cash used in operating activities of $95,000, resulting in a $63,000 decrease in cash.

The Company's working capital decreased slightly from $433,000 as of March 31, 1999 to $432,000 as of June 30, 1999.

At June 30, 1999, the Company had three working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $74,000 limit and had an outstanding balance of $74,000 as of June 30, 1999. A second line, which is also payable on demand, has a $450,000 limit and had an outstanding balance of $288,000 at June 30, 1999. The last line is for $300,000 and is limited to the lesser of $300,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of June 30, 1999, had an outstanding balance of $300,000. The Company is in the process of obtaining funds by borrowing against the cash surrender value of life insurance policies to payoff approximately 80% of this line with the remaining balance expected to be converted to a term loan.

The Company believes that it will require additional cash infusions to meet the Company's projected working capital and other cash requirements in its current fiscal year ending March 31, 2000. See "- Risk Factors."

Risk Factors

IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-QSB, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-QSB AS A RESULT OF THE RISK FACTORS DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-QSB.

Need for Additional Funds

The Company's recent operations during the quarter ended June 30, 1999 and the years ended March 31, 1999, 1998 and 1997 have consumed substantial amounts of cash and have generated net losses of $116,226, $957,408, $420,988 and $2,179,482, respectively, and accumulated a deficit of $3,787,266 at June 30, 1999. The Company believes that it will require additional cash infusions to meet the Company's projected working capital and other cash requirements in its current fiscal year ending March 31, 2000.

The sale or issuance of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company. Any inability to satisfy the Company's operating cash needs or the inability to finance the purchase of goods sold to others would have a material adverse effect on the Company's business, financial condition and results of operation.

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

Uncertainty of Future Profitability; Potential Fluctuations in Operating Results

The Company has been facing substantial competition and lowered margins in several segments of the IT business. In addition, the Company's PC connectivity business, which enjoys gross margins over 60%, continues to decline rapidly because of technological change. These factors continue to put pressure on the Company's ability to return to profitability, and failure to improve the performance of the IT business would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company expects to incur significant expenses in order to develop, commercialize and implement the technology and services being developed by the Company's Mint Internet division. Until such time, if any, as these technologies and services begin to generate significant revenue, the operations and expenses of this division will continue to generate losses for the Company. The failure of these technologies and services to be commercially viable in the marketplace for any reason would have a material adverse effect on the Company's business, financial condition and results of operations, as could any significant delay in the commercial availability of the technologies or services.

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

Concentration of Stock Ownership

As of June 30, 1999, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 53% of the outstanding common stock of the Company ("Common Stock"). As of June 30, 1999, John A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 37% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting systems. The Company expects to complete this phase during August 1999.

Phase IV - Final Testing and New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of September 1999.

The Company presently believes that, with the implementation of the new business and accounting systems, including hardware and software, the Year 2000 issue will not pose any significant operational problems. This substantial compliance has been achieved without the need to acquire new hardware, software or systems other than in the ordinary course of business, with the exception of the new business and accounting systems which are being capitalized and will be amortized over a three year period. The Company is not aware of any other non-compliance that would require repair or replacement that would have a material effect on its financial position. As part of the Year 2000 process, formal communication with the Company's suppliers, customers and other support services has been initiated and efforts will continue until positive statements of readiness have been achieved from all third parties. To date, the Company is not aware of any non-compliance by its customers or suppliers that would have a material impact on the Company's business. Nevertheless, there can be no assurance that unanticipated non-compliance will not occur, and such non-compliance could require material costs to repair or could cause material disruptions if not repaired. The Company is in the process of developing a strategy to address these potential consequences that may result from unresolved Year 2000 issues, which includes the development of various contingency plans in 1999.

Risks Relating to Small Company Stocks

The Company's continued listing on the Nasdaq Small Cap Market ("SCM") is contingent upon the Company meeting the maintenance requirements of the SCM. Substantial changes in Nasdaq initial listing and maintenance requirements became effective on February 23, 1998. These changes materially enhance the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. These changes require that companies listed on the SCM maintain, among other things, (i) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or a market capitalization of
                                            --
$35,000,000 or $500,000 in net income for two of the last three fiscal years,
            --
(ii) a $1,000,000 market value for the public float, and (iii) a minimum bid price of $1.00 per share.

As of June 30, 1999, the Company was in compliance with all of the continued listing requirements except the net tangible asset requirement. On July 20, 1999, the Nasdaq Listing Qualifications group notified the Company that Nasdaq is reviewing the Company's eligibility for listing on the SCM, and asked the Company to provide a specific plan for regaining compliance with all listing requirements. The Company provided Nasdaq with this plan on August 2, 1999. On August 9, 1999, Nasdaq requested additional information from the Company with respect to this plan.

No assurances can be given that the Company will regain and maintain compliance with this or any other of the Nasdaq listing requirements. If the Company's securities were to be delisted from Nasdaq, trading, if any, of the Company's securities would thereafter have to be conducted in the non-Nasdaq over-the-counter market. In such event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities. In addition, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to remain below $5.00 per share, trading in the Company's Common Stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share is considered a penny stock, subject to certain exceptions. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See "- Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities".

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

Part II Other Information

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 16th day of August, 1999:

Micro-Integration Corp.


By:          /s/ John A. Parsons
    -----------------------------------------
                 John A. Parsons
        President, Chairman of the Board,
             Chief Executive Officer


By:           /s/ Terry D. Frost
    -----------------------------------------
                  Terry D. Frost
             Chief Financial Officer