Form 10QSB
period 1999-09-30
MICRO INTEGRATION CORP /DE/
filed 1999-11-15
CIK 920863

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

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

The number of shares outstanding of each of the issuer's classes of common equity as of September 30, 1999:

Common Stock, $.01 Par Value --- 2,917,081 shares

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

Part I  Financial Information
Item 1. Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                     September 30     March 31
                                                         1999           1999
                                                     ------------     --------
                                                     (unaudited)
ASSETS

Current assets
  Cash                                               $     8,219    $    74,543
  Accounts receivables, less allowance of
    $98,077 and $224,955 as of September 30,
    1999 and March 31, 1999, respectively              2,267,182      1,538,959
  Note receivable                                             --         18,323
  Inventory                                              507,922        619,735
  Prepaid expense                                        195,219         82,535
                                                     -----------    -----------

Total current assets                                   2,978,542      2,334,095
                                                     -----------    -----------

Property, plant, and equipment
  Land                                                    92,962         92,962
  Buildings                                            1,474,333      1,474,333
  Equipment                                            1,868,231      1,885,283
  Automobiles                                            115,778        115,778
                                                     -----------    -----------
                                                       3,551,304      3,568,356
  Less accumulated depreciation                       (1,873,059)    (1,748,564)
                                                     -----------    -----------
                                                       1,678,245      1,819,792

Cash surrender value of life insurance                   231,821        229,471

Goodwill, net of accumulated amortization
  of $119,169 and $88,860 as of September 30,
  1999 and March 31, 1999, respectively                  790,157        820,466

Other noncurrent assets                                    4,151        122,812
                                                     -----------    -----------

                                                     $ 5,682,916    $ 5,326,636
                                                     ===========    ===========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                               September 30     March 31
                                                                   1999           1999
                                                               ------------     --------
                                                               (unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                                             $ 1,295,300    $   727,002
   Accrued expenses                                                 361,658        341,683
   Demand notes payable                                             568,632        648,903
   Current portion of long-term debt                                167,677        183,549
                                                                -----------    -----------

Total current liabilities                                         2,393,267      1,901,137
                                                                -----------    -----------

Long-term debt, less current portion                              1,299,817      1,131,221

Commitment and contingencies                                             --             --

Stockholders' equity
   Preferred stock - $.01 par value: authorized
      4,000,000 shares; none issued and outstanding                      --             --
   Common stock - $.01 par value; authorized
      12,000,000 shares; issued 3,066,619 and 3,031,063 as of
      September 30, 1999 and March 31, 1999, respectively;
      outstanding 2,917,081 and 2,881,525 as of September 30,
      1999 and March 31, 1999, respectively                          30,666         30,311
   Additional capital                                             6,355,545      6,315,901
   Accumulated deficit                                           (4,015,485)    (3,671,040)
                                                                -----------    -----------

                                                                  2,370,726      2,675,172
   Less 149,538 shares held in treasury                             380,894        380,894
                                                                -----------    -----------

                                                                  1,989,832      2,294,278
                                                                -----------    -----------

                                                                $ 5,682,916    $ 5,326,636
                                                                ===========    ===========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                Three months ended September 30   Six months ended September 30
                                     1999             1998            1999              1998
                                ------------      -------------   ------------      -----------
                                         (unaudited)                       (unaudited)
Revenues                         $ 2,946,627      $ 2,956,096      $ 5,668,953      $ 6,161,631

Cost of goods sold                 1,642,938        1,748,500        3,085,230        3,781,644
                                 -----------      -----------      -----------      -----------

   Gross Profit                    1,303,689        1,207,596        2,583,723        2,379,987

Operating Expenses
  Selling, general, and
   administrative                  1,298,801        1,175,177        2,560,024        2,442,462
  Depreciation and
   amortization expense               82,122           82,692          168,635          160,079
                                 -----------      -----------      -----------      -----------
                                   1,380,923        1,257,869        2,728,659        2,602,541

   Operating loss                    (77,234)         (50,273)        (144,936)        (222,554)

Other expense
  Interest expense                   (33,538)         (39,580)         (69,623)         (77,072)
  Loss on foreign investment        (139,874)              --         (139,874)              --
  Other income                        22,427           15,955            9,988           37,139
                                 -----------      -----------      -----------      -----------
                                    (150,985)         (23,625)        (199,509)         (39,933)
                                 -----------      -----------      -----------      -----------

Loss before income taxes            (228,219)         (73,898)        (344,445)        (262,487)

Income tax expense                        --              224               --            2,100
                                 -----------      -----------      -----------      -----------

Net loss                         $  (228,219)     $   (74,122)     $  (344,445)     $  (264,587)
                                 ===========      ===========      ===========      ===========

Basic and diluted loss
  per common share               $     (0.08)     $     (0.03)     $     (0.12)     $     (0.09)
                                 ===========      ===========      ===========      ===========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                     Six months ended September 30
                                                                         1999            1998
                                                                     ------------    -------------
                                                                              (unaudited)
Cash flows from operating activities
Net loss                                                                $(344,445)   $(264,587)
Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation and amortization                                          168,635      160,079
   Loss on foreign investment                                             139,874           --
   Loss (gain) on sale of fixed assets                                      1,173       (1,863)
   Other                                                                    2,922       (7,712)
Change in operating assets and liabilities
   Accounts receivable                                                   (760,310)      (3,062)
   Note receivable                                                             --       59,689
   Inventory                                                              111,813     (141,961)
   Prepaid expense                                                       (105,184)     (12,980)
   Accounts payable                                                       568,298       93,995
   Accrued expenses                                                        19,975      (25,679)
                                                                        ---------    ---------
Net cash used in operating activities                                    (197,249)    (144,081)

Cash flows from investing activities
   Acquisition of property, plant, and equipment                          (14,042)     (10,923)
   Decrease in other noncurrent assets                                     18,630        3,208
   Cash received in acquisition of subsidiaries                                --        4,574
   Proceeds from sale of available-for-sale securities                         --      100,000
   Proceeds from sale of fixed assets                                      13,885       27,603
                                                                        ---------    ---------
Net cash provided by investing activities                                  18,473      124,462

Cash flows from financing activities
   Issuance of notes payable and long-term debt                           499,429      111,034
   Repayments of notes payable, long-term debt, and
      capital lease obligations                                          (426,976)    (143,671)
   Issuance of common stock                                                39,999           --
                                                                        ---------    ---------
Net cash provided by (used in) financing activities                       112,452      (32,637)

Decrease in cash                                                          (66,324)     (52,256)
Cash at beginning of period                                                74,543      176,964
                                                                        ---------    ---------
Cash at end of period                                                   $   8,219    $ 124,708
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

                    Micro-Integration Corp. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements of Micro-Integration Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the six months ended September 30, 1999, and 1998, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1999.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2.    Inventory

Inventory consisted of the following:


                                      September 30   March 31
                                         1999          1999
                                      ------------   --------

                   Parts               $ 73,457      $ 66,210

                   Finished goods       434,465       553,525
                                       --------      --------

                                       $507,922      $619,735
                                       ========      ========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3.    Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

Footnote #3 - Earnings per Share

                                     Three months ended September 30   Six months ended September 30
                                           1999           1998            1999             1998
                                     -------------     -------------   -----------      ------------
                                              (unaudited)                     (unaudited)
Numerator used in basic and
  diluted loss per share:
    Net loss                           $ (228,219)     $  (74,122)     $ (344,445)      $  (264,587)
                                       ==========      ==========      ==========       ===========

Denominator:
 Weighted average number of
    shares of common stock
    outstanding during the period       2,917,081       2,873,475       2,904,646         2,870,674
                                       ==========      ==========      ==========       ===========

Basic and diluted loss per share       $    (0.08)     $    (0.03)     $    (0.12)      $     (0.09)
                                       ==========      ==========      ==========       ===========

Part I Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 30, 1999, and 1998

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 DESCRIPTION OF BUSINESS - RISK FACTORS" AND "PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE FISCAL YEAR ENDED MARCH 31, 1999, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JULY 14, 1999. IN ADDITION, SET FORTH BELOW UNDER THE HEADINGS "RESULTS OF OPERATIONS" AND "RISK FACTORS" IS A FURTHER DISCUSSION OF CERTAIN OF THOSE RISKS AS THEY RELATE TO THE PERIOD COVERED BY THIS REPORT, THE COMPANY'S NEAR TERM OUTLOOK WITH RESPECT THERETO, AND THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

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

Recent Events

On November 1, 1999, the Company completed a stock for stock acquisition of Meade Technology Corporation, a Pennsylvania based Platinum Reseller and provider of custom programming services.

Results of Operations

The Company's total revenue was $2.9 million for the quarters ended September 30, 1999 compared to $3.0 million for the same quarter last year. Revenue from the IT business increased by $179,000 or 7% for the quarter ended September 30, 1999, compared to the same quarter last year while product and royalty revenue from the PC connectivity business decreased $188,000 or 42% for the same periods. The increase in revenue from the IT business is represented by a decrease in revenue from IT product sales of $45,000 and an increase in revenue from IT services sales of $224,000. It is anticipated that IT product revenue will continue to decrease as greater emphasis is placed on IT services. IT product revenue accounted for $1.9 million or 71% of the total revenue from the IT business of $2.7 million for the quarter ended September 30, 1999, compared to $1.9 million or 78% of the total revenue from the IT business of $2.5 million for the same period in 1998. IT service revenue accounted for $774,000 or 29% of the total revenue from the IT business of $2.7 million for the quarter ended September 30, 1999, compared to $551,000 or 22% of the total revenue from the IT business of $2.5 million for the same period in 1998. Internet web site development and hosting revenue remained unchanged at $10,000 for the quarters ended September 30, 1999 and 1998.

For the six months ended September 30, 1999, total revenue was $5.7 million, down 8% or $493,000 from the same period last year. Revenue from the IT business decreased by $227,000 or 4% from $5.3 million for the six months ended September 30, 1998 to $5.0 million for the six months ended September 30, 1999. The decrease in revenue from the IT business is represented by a decrease in revenue from IT product sales of $524,000 and an increase in revenue from IT services sales of $297,000. IT product revenue accounted for $3.6 million or 71% of the total revenue from the IT business for the six months ended September 30, 1999, compared to $4.1 or 78% of the total revenue from the IT business for the same period in 1998. IT service revenue accounted for $1.4 million or 29% of the total revenue from the IT business for the six months ended September 30, 1999, compared to $1.1 million or 22% of the total revenue from the IT business for the same period in 1998. Internet web site development and hosting revenue decreased by $9,000 or 29% from $29,000 for the six months ended September 30, 1998, to $20,000 for the same period in 1999.

Gross profit increased to 46% for the six months ended September 30, 1999, from 39% in the same period in 1998. Gross profit from the IT business increased from 33% for the six months ended September 30, 1998 to 42% for the six months ended September 30, 1999. This increase is a result of an increase in the percentage of IT business revenue derived from high-margin IT services sales versus revenue from lower margin IT product sales. Also contributing to the improved gross profit margin was an increase in gross profit contributed by product and royalty revenue from the PC connectivity business which increased from 70% for the six months ended September 30, 1998, to 76% for the six months ended September 30, 1999.

Selling, general, and administrative (SG&A) expenses increased by $124,000 or 11% for the quarter ended September 30, 1999, compared to the same period in 1998. As a percentage of sales, SG&A expenses were 44% of total sales in the quarter ended September 30, 1999, compared with 40% of total sales for the same period in 1998. For the six months ended September 30, 1999, SG&A expenses increased $118,000 compared to the same period in 1998. As a percentage of sales, SG&A expenses represented 45% of total sales for the six months ended September 30, 1999, compared with 40% for the same period last year. The increase in SG&A expenses is primarily due to increases in salaries and benefits and legal and accounting fees offset by decreased consulting expenses.

The Company's net other expense was $151,000 for the three months ended September 30, 1999, compared to $24,000 in the same quarter last year. For the six months ended September 30, 1999, the Company had net other expense of $200,000 compared to $40,000 in the same period last year. During the quarter ended September 30, 1999, the Company recorded a loss of $140,000 arrtibutable to the closing of Micro-Integration Europe, PLC, in which the Company had an investment. This former subsidiary was sold to management in 1997 and became insolvent in September 1999. Without the loss on foreign investment of $140,000, the quarter and six month period ending September 30, 1999 had net other expenses of $11,000 and $60,000, respectively.

For the six months ended September 30, 1999, the Company recognized a corporate tax expense of $2,000. At September 30, 1999, the Company had a net operating loss carryforward of approximately $2.8 million available for offset against future operating profits.

Liquidity and Capital Resources

The Company has satisfied its past cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At September 30, 1999, the Company had $8,000 in cash. During the six months ended September 30, 1999, cash provided by investing and financing activities of $131,000 was exceeded by cash used in operating activities of $197,000, resulting in a $66,000 decrease in cash.

The Company's working capital increased from $433,000 as of March 31, 1999 to $585,000 as of September 30, 1999.

At September 30, 1999, the Company had three working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $74,000 limit and had an outstanding balance of $73,000 as of September 30, 1999. A second line, which is also payable on demand, has a $550,000 limit and had an outstanding balance of $416,000 at September 30, 1999. The last line is for $300,000 and is limited to the lesser of $300,000 or 70% of acceptable domestic accounts receivable. This line is secured by substantially all of the Company's assets and as of September 30, 1999, had an outstanding balance of $79,000.

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

Need for Additional Funds

The Company's recent operations during the six months ended September 30, 1999 and the years ended March 31, 1999, 1998 and 1997 have consumed substantial amounts of cash and have generated net losses of $344,445, $957,408, $420,988 and $2,179,482, respectively, and accumulated a deficit of $4,015,485 at September 30, 1999. The Company believes that it will require additional cash infusions to meet the Company's projected working capital and other cash requirements in its current fiscal year ending March 31, 2000.

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

Concentration of Stock Ownership

As of September 30, 1999, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 53% of the outstanding common stock of the Company ("Common Stock"). As of September 30, 1999, John A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 37% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

Phase III - Test, Fix and Verify. This phase involves testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting systems. The Company expects to complete this phase during November 1999.

Phase IV - Final Testing and New Item Compliance. This phase involves review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment will be tested for compliance. The Company expects to complete this phase by the end of November 1999.

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

Risks Relating to Small Company Stocks

The Company's continued listing on the Nasdaq Small Cap Market ("SCM") is contingent upon the Company meeting the maintenance requirements of the SCM. Substantial changes in Nasdaq initial listing and maintenance requirements became effective on February 23, 1998. These changes materially enhance the quantitative threshold criteria necessary to qualify for initial entry and continued listing on Nasdaq. These changes require that companies listed on the SCM maintain, among other things, (i) $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or a market capitalization of $35,000,000 or $500,000 in net income for two of the last three fiscal years,
(ii) a $1,000,000 market value for the public float, and (iii) a minimum bid price of $1.00 per share.

As of September 30, 1999, the Company was in compliance with all of the continued listing requirements except the net tangible asset requirement. On July 20, 1999, the Nasdaq Listing Qualifications group notified the Company that Nasdaq is reviewing the Company's eligibility for listing on the SCM, and asked the Company to provide a specific plan for regaining compliance with all listing requirements. The Company provided Nasdaq with this plan on August 2, 1999. On August 9, 1999, Nasdaq requested additional information from the Company with respect to this plan which was provided. On November 11, 1999, the Company informed Nasdaq that certain material aspects of its plan are not likely to materialize. The Company expects to receive a de-lising notice from Nasdaq in the near future. Such a notice triggers a process which may result in the Company's Common Stock being de-listed from Nasdaq.

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

Part II Other Information

Item 4. Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders the ("Annual Meeting") on August 13, 1999. During the Annual Meeting, stockholders elected the following individuals to serve as members of the Board of Directors with the following vote totals:

                                      For         Against      Withheld
                                   ---------      -------      --------
      John A. Parsons              2,703,471        --          6,514
      Wayne M. Lee                 2,703,485        --          6,500
      Maxwell F. Eveleth, Jr.      2,703,485        --          6,500
      Russell A. Hinnershitz       2,703,171        --          6,814

      During the Annual Meeting, the stockholders also approved the amendment and restatement of the Amended and Restated 1994 Stock Plan of Micro-Integration Corp., with the result of the voting as follows:

      For:           1,617,177
      Against:           3,534
      Withheld:          1,400

      Stockholders also ratified the designation by the Board of Directors of Maillie, Falconiero & Company, LLP as the independent accountants for the Company for the fiscal year ending March 31, 2000, with the result of the voting as follows:

      For:           2,708,802
      Against:           1,240
      Withheld:            400

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule

      (b) The Company filed a report on Form 8-K on August 18, 1999, announcing its intent to merge with GeoPortals.com, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 15th day of November, 1999:

Micro-Integration Corp.


By:            /s/ John A. Parsons
   ------------------------------------------
                  John A. Parsons
            President, Chairman of the Board,
                Chief Executive Officer


By:           /s/ Terry D. Frost
   ------------------------------------------
                  Terry D. Frost
              Chief Financial Officer