Form 10QSB
period 1999-12-31
MICRO INTEGRATION CORP /DE/
filed 2000-02-15
CIK 920863

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 1999:

Common Stock, $.01 Par Value - 3,029,581 shares

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

Part I Financial Information
Item 1. Financial Statements

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                   December 31       March 31
                                                      1999             1999
                                                   -----------      -----------
                                                   (unaudited)
ASSETS

Current assets
   Cash                                            $    47,030      $    74,543
   Accounts receivables, less allowance of
     $116,187 and $224,955 as of December 31,
     1999 and March 31, 1999, respectively           2,012,733        1,538,959
   Note receivable                                          --           18,323
   Inventory                                           532,591          619,735
   Prepaid expense                                     132,318           82,535
                                                   -----------      -----------

Total current assets                                 2,724,672        2,334,095
                                                   -----------      -----------

Property, plant, and equipment

   Land                                                 92,962           92,962
   Buildings                                         1,474,333        1,474,333
   Equipment                                         2,075,167        1,885,283
   Automobiles                                         115,778          115,778
                                                   -----------      -----------
                                                     3,758,240        3,568,356
   Less accumulated depreciation                    (2,117,381)      (1,748,564)
                                                   -----------      -----------
                                                     1,640,859        1,819,792

Cash surrender value of life insurance                 254,509          229,471

Goodwill, net of accumulated amortization
   of $137,383 and $88,860 as of December 31,
   1999 and March 31, 1999, respectively             1,010,290          820,466

Other noncurrent assets                                 11,475          122,812
                                                   -----------      -----------

                                                   $ 5,641,805      $ 5,326,636
                                                   ===========      ===========

                    Micro-Integration Corp. and Subsidiaries
                           Consolidated Balance Sheets

                                                   December 31       March 31
                                                      1999             1999
                                                   -----------      -----------
                                                   (unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

   Accounts payable                                $   759,365      $   727,002
   Accrued expenses                                    843,185          341,683
   Demand notes payable                                600,633          648,903
   Current portion of long-term debt                   237,121          183,549
                                                   -----------      -----------

Total current liabilities                            2,440,304        1,901,137
                                                   -----------      -----------


Long-term debt, less current portion                 1,302,820        1,131,221

Commitment and contingencies                                --               --

Stockholders' equity

   Preferred stock - $.01 par value: authorized
     4,000,000 shares; none issued and outstanding          --               --
   Common stock - $.01 par value; authorized
     12,000,000 shares; issued 3,179,119 and
     3,031,063 as of December 31, 1999 and
     March 31, 1999, respectively; outstanding
     3,029,581 and 2,881,525 as of December 31,
     1999 and March 31, 1999, respectively              31,791           30,311
   Additional capital                                6,452,858        6,315,901
   Accumulated deficit                              (4,205,074)      (3,671,040)
                                                   -----------      -----------

                                                     2,279,575        2,675,172
   Less 149,538 shares held in treasury                380,894          380,894
                                                   -----------      -----------

                                                     1,898,681        2,294,278
                                                   -----------      -----------

                                                   $ 5,641,805      $ 5,326,636
                                                   ===========      ===========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Operations

                                    Three Months Ended December 31,   Nine Months Ended December 31,
                                    -------------------------------   ------------------------------
                                         1999              1998            1999              1998
                                    ------------        -----------    -----------       -----------
                                              (unaudited)                       (unaudited)

Revenues                             $ 3,057,781        $ 3,434,414    $ 8,726,734       $ 9,596,045

Cost of goods sold                     1,719,372          2,260,477      4,804,602         6,042,121
                                     -----------        -----------    -----------       -----------

     Gross Profit                      1,338,409          1,173,937      3,922,132         3,553,924

Operating Expenses

   Selling, general, and
     administrative                    1,419,879          1,257,873      3,979,903         3,700,335
   Depreciation and
     amortization expense                 84,009             77,540        252,644           237,619
                                     -----------        -----------    -----------       -----------
                                       1,503,888          1,335,413      4,232,547         3,937,954

     Operating loss                     (165,479)          (161,476)      (310,415)         (384,030)

Other expense

   Interest expense                      (47,220)           (38,772)      (116,843)         (115,844)
   Loss on foreign investment                 --                 --       (139,874)               --
   Other income                           23,110             20,695         33,098            57,834
                                     -----------        -----------    -----------       -----------
                                         (24,110)           (18,077)      (223,619)          (58,010)
                                     -----------        -----------    -----------       -----------

Loss before income taxes                (189,589)          (179,553)      (534,034)         (442,040)

Income tax expense                            --              1,419             --             3,519
                                     -----------        -----------    -----------       -----------

Net loss                             $  (189,589)       $  (180,972)   $  (534,034)      $  (445,559)
                                     ===========        ===========    ===========       ===========

Basic and diluted loss
   per common share                  $     (0.06)       $     (0.06)   $     (0.18)      $     (0.16)
                                     ===========        ===========    ===========       ===========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                       Nine months ended December 31
                                                             1999          1998
                                                       --------------  --------------
                                                               (unaudited)
Cash flows from operating activities

Net loss                                                 $ (534,034)   $ (445,559)
Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation and amortization                            252,644       237,619
   Loss on foreign investment                               139,874            --
   Loss (gain) on sale of fixed assets                        1,173        (1,541)
   Other                                                      2,923        (7,714)
Change in operating assets and liabilities
   Accounts receivable                                     (393,454)      (21,668)
   Note receivable                                               --        59,383
   Inventory                                                 87,144      (119,434)
   Prepaid expense                                          (47,695)        1,651
   Accounts payable                                         360,549       149,620
   Accrued expenses                                         (61,477)      (60,766)
                                                         ----------    ----------
Net cash used in operating activities                      (192,353)     (208,409)

Cash flows from investing activities

   Acquisition of property, plant, and equipment            (36,858)      (60,222)
   Decrease in other noncurrent assets                       20,798        28,368
   Cash received in acquisition of subsidiaries                 879         4,574
   Proceeds from sale of available-for-sale securities           --       100,000
   Proceeds from sale of fixed assets                        13,885        66,086
                                                         ----------    ----------
Net cash (used in) provided by investing activities          (1,296)      138,806

Cash flows from financing activities

   Issuance of notes payable and long-term debt             402,882       147,131
   Repayments of notes payable, long-term debt, and
      capital lease obligations                            (276,745)     (147,106)
   Issuance of common stock                                  39,999            --
                                                         ----------    ----------
Net cash provided by financing activities                   166,136            25

Decrease in cash                                            (27,513)      (69,578)
Cash at beginning of period                                  74,543       176,964
                                                         ----------    ----------
Cash at end of period                                    $   47,030    $  107,386
                                                         ==========    ==========

Due to the acquisition of Meade Technology during the nine months ending
  December 31, 1999, and CompSource during the nine months ending December 31, 1998, the Company had the following noncash investing and financing activities:

  Assets acquired, excluding cash                        $ (259,259)   $ (659,068)
  Liabilities assumed                                       285,557       573,272
  Goodwill recorded                                        (123,857)     (546,130)
  Common stock issued                                        98,438       636,500
                                                         ----------    ----------
  Cash acquired in acquisition                           $      879    $    4,574
                                                         ==========    ==========

See accompanying notes.

                    Micro-Integration Corp. and Subsidiaries
         Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Micro-Integration Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The results for the nine months ended December 31, 1999, and 1998, are not necessarily indicative of financial information for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report and Form 10-KSB for the year ended March 31, 1999.

For purposes of comparability, certain prior year amounts in the consolidated financial statements have been reclassified to conform to the presentation used for current period reporting.

2. Inventory

Inventory consisted of the following:

                     December 31     March 31
                        1999           1999
                     -----------    ---------

Parts                 $  78,190     $  66,210

Finished goods          454,401       553,525
                      ---------     ---------

                      $ 532,591     $ 619,735
                      =========     =========

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

3. Earnings per Share

The following table sets forth the computation of basic and diluted loss per share:

                                    Three Months Ended December 31,   Nine Months Ended December 31,
                                         1999              1998            1999              1998
                                    ------------        -----------    -----------       -----------
                                              (unaudited)                       (unaudited)

Numerator used in basic and
   diluted loss per share:
     Net loss                        $ (189,589)        $ (180,972)    $ (534,034)       $ (445,559)
                                     ===========        ===========    ===========       ===========

Denominator:
   Weighted average number of
     shares of common stock
     outstanding during the period    2,991,673          2,881,525      2,933,761         2,874,294
                                     ===========        ===========    ===========       ===========

Basic and diluted loss per share     $    (0.06)        $    (0.06)    $    (0.18)       $    (0.16)
                                     ===========        ===========    ===========       ===========

Part I Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 31, 1999, and 1998

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

Overview

Micro-Integration Corp. (the "Company") has been primarily an Information Technology ("IT") Services company providing IT services and products. IT products are sold in conjunction with the provision of IT services. The Company's IT services include consulting, network integration and design services, accounting and distribution information systems, process control information systems, and Internet web site design, programming, and hosting. Through its Mint Internet division, the Company developed an Internet e-commerce portal and certain Internet technologies. At the present time the Company has stopped further work by Mint Internet because of a lack of capital. The Company also designs, manufactures, and sells a line of products that provide communications and connectivity between personal computers ("PCs") and IBM mainframe and midrange AS/400 computers.

Results of Operations

The Company's total revenue was $3.1 million for the quarter ended December 31, 1999 compared to $3.4 million for the same quarter last year. Revenue from the IT business decreased by $274,000 or 9% for the quarter ended December 31, 1999, compared to the same quarter last year. Product and royalty revenue from the PC connectivity business decreased $104,000 or 34% for the same periods. The decrease in revenue from the IT business is represented by a decrease in revenue from IT product sales of $520,000 and an increase in revenue from IT services sales of $246,000. It is anticipated that IT product revenue will continue to decrease as greater emphasis is placed on IT services. IT product revenue accounted for $1.9 million or 67% of the total revenue from the IT business of $2.8 million for the quarter ended December 31, 1999, compared to $2.4 million or 78% of the total revenue from the IT business of $3.1 million for the same period in 1998. IT service revenue accounted for $932,000 or 33% of the total revenue from the IT business of $2.8 million for the quarter ended December 31, 1999, compared to $687,000 or 22% of the total revenue from the IT business of $3.1 million for the same period in 1998. Internet web site development and hosting revenue increased slightly from $12,000 for the quarter ended December 31, 1998 to $13,000 for the quarter ended December 31, 1999.

For the nine months ended December 31, 1999, total revenue was $8.7 million, down 9% or $869,000 from the same period last year. Revenue from the IT business decreased by $500,000 or 6% from $8.4 million for the nine months ended December 31, 1998 to $7.9 million for the nine months ended December 31, 1999. The decrease in revenue from the IT business is represented by a decrease in revenue from IT product sales of $1.0 million and an increase in revenue from IT services sales of $543,000. IT product revenue accounted for $5.5 million or 70% of the total revenue from the IT business for the nine months ended December 31, 1999, compared to $6.6 or 78% of the total revenue from the IT business for the same period in 1998. IT service revenue accounted for $2.4 million or 30% of the total revenue from the IT business for the nine months ended December 31, 1999, compared to $1.8 million or 22% of the total revenue from the IT business for the same period in 1998. Internet web site development and hosting revenue decreased by $7,000 or 17% from $41,000 for the nine months ended December 31, 1998, to $34,000 for the same period in 1999.

Gross profit increased to 45% for the nine months ended December 31, 1999, from 37% in the same period in 1998. Gross profit from the IT business increased from 32% for the nine months ended December 31, 1998 to 41% for the nine months ended December 31, 1999. This increase is a result of an increase in the percentage of IT business revenue derived from high-margin IT services sales versus revenue from lower margin IT product sales. Also contributing to the improved gross profit margin was an increase in gross profit contributed by product and royalty revenue from the PC connectivity business which increased from 71% for the nine months ended December 31, 1998, to 77% for the nine months ended December 31, 1999.

Selling, general, and administrative (SG&A) expenses increased by $162,000 or 13% for the quarter ended December 31, 1999, compared to the same period in 1998. As a percentage of sales, SG&A expenses were 46% of total sales in the quarter ended December 31, 1999, compared with 37% of total sales for the same period in 1998. For the nine months ended December 31, 1999, SG&A expenses increased $280,000 compared to the same period in 1998. As a percentage of sales, SG&A expenses represented 46% of total sales for the nine months ended December 31, 1999, compared with 39% for the same period last year. The increase in SG&A expenses is primarily due to in increases in salaries and benefits and legal and accounting fees offset by decreased consulting expenses.

The Company's net other expense was $24,000 for the three months ended December 31, 1999, compared to $18,000 in the same quarter last year. For the nine months ended December 31, 1999, the Company had net other expense of $224,000 compared to $58,000 in the same period last year. During the nine months ended December 31, 1999, the Company recorded a loss of $140,000 attributable to the closing of Micro-Integration Europe, PLC, in which the Company had an investment. This former subsidiary was sold to management in 1997 and became insolvent in September 1999. Without the loss on foreign investment of $140,000, the nine month period ending December 31, 1999 had net other expenses of $84,000.

At December 31, 1999, the Company had a net operating loss carryforward of approximately $2.8 million available for offset against future operating profits.

Liquidity and Capital Resources

The Company has satisfied its past cash requirements primarily through cash flow from operations, bank borrowings, and lease financing. At December 31, 1999, the Company had $47,000 in cash. During the nine months ended December 31, 1999, cash provided by financing activities of $166,000 was exceeded by cash used in operating and investing activities of $194,000, resulting in a $28,000 decrease in cash.

The Company's working capital decreased from $433,000 as of March 31, 1999 to $284,000 as of December 31, 1999.

At December 31, 1999, the Company had three working capital credit lines with U.S. banks. One credit line, which is payable on demand, has a $73,000 limit and had an outstanding balance of $73,000 as of December 31, 1999. The second line, which is also payable on demand, has a $550,000 limit and had an outstanding balance of $498,000 at December 31, 1999. The last line, also payable on demand, has a $75,000 limit and had an outstanding balance of $30,000 at December 31, 1999.

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

Need for Additional Funds

The Company's recent operations during the nine months ended December 31, 1999 and the years ended March 31, 1999, 1998 and 1997 have consumed substantial amounts of cash and have generated net losses of $534,034, $957,408, $420,988 and $2,179,482, respectively, and accumulated a deficit of $4,205,074 at December 31, 1999. The Company believes that it will require additional cash infusions to meet the Company's projected working capital and other cash requirements in its current fiscal year ending March 31, 2000.

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

The Company incurred significant expenses in its Mint Internet division. Until such time, if any, as Mint Internet begins to generate significant revenue, the operations and expenses of this division will continue to generate losses for the Company. The failure of Mint Internet to be commercially viable in the marketplace for any reason would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Concentration of Stock Ownership

As of December 31, 1999, the present directors, executive officers, greater than 5% stockholders, and their respective affiliates beneficially owned approximately 53% of the outstanding common stock of the Company ("Common Stock"). As of December 31, 1999, John A. Parsons, the Company's Chairman and CEO, beneficially owned approximately 37% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% stockholders, and their respective affiliates collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

The Company performed a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involved four phases:

Phase I - Inventory and Data Collection. This phase involved an identification of all items that are date dependent.

Phase II - Compliance Requests. This phase involved requests to system vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company identified and replaced critical systems that cannot be updated or certified compliant. The Company's principal compliance issue focused on existing business and accounting systems. New business and accounting systems have been implemented which are vendor-certified Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

Phase III - Test, Fix and Verify. This phase involved testing all items that are date dependent and upgrading the critical, non-compliant system as well as completing the implementation of the new business and accounting systems.

Phase IV - Final Testing and New Item Compliance. This phase involved review of all systems for compliance and re-testing as necessary. During this phase, all new systems and equipment were tested for compliance.

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

Risks Relating to Small Company Stocks

On January 12, 2000, the Company's securities were delisted from the Nasdaq Small Cap Market. Trading is now conducted in the OTC market. Accordingly, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

In addition, if the trading price of the Common Stock remains below $5.00 per share, trading in the Company's Common Stock could also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock." Generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share is considered a penny stock, subject to certain exceptions. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of investors to trade the Company's Common Stock. See "- Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities".

Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities

Since Company's securities are not listed on a national securities exchange nor listed on a qualified automated quotation system, they may become subject to Rule 15g-9 under the Exchange Act. This Rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouse). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

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

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

Micro-Integration made the following unregistered sales of the Company's Common Stock during the quarter ended December 31, 1999:

Transaction   Number of Shares    Name of Underwriter Consideration   Persons or Class of Persons to
   Date        of Common Stock    or Placement Agent    Received      Whom the Securities Were Sold
------------  -----------------   ------------------- -------------   ------------------------------
 11/01/99          100,000             None              (1)          Robert Schmehl
                    12,500                                            Thomas Visgarda

Pursuant to the Purchase Agreement by and among Micro-Integration Corp., Meade Technology Corporation and Robert Schmehl dated October 14, 1999,
Micro-Integration Corp. acquired all of the outstanding stock of Meade Technology Corporation and accounted for such acquisition using the purchase method of accounting.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1  Financial Data Schedule

      (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Frostburg, state of Maryland, on the 14th day of February, 2000:

Micro-Integration Corp.


By:              /s/ John A. Parsons
    --------------------------------------------------
                     John A. Parsons
            President, Chairman of the Board,
                 Chief Executive Officer


By:              /s/ Terry D. Frost
    -------------------------------------------------
                     Terry D. Frost
                 Chief Financial Officer