Form 10QSB/A
period 1999-12-31
MICRO INTEGRATION CORP /DE/
filed 2000-02-15
CIK 920863

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

Need for Additional Funds

The Company's recent operations during the nine months ended December 31, 1999 and the years ended March 31, 1999, 1998 and 1997 have consumed substantial amounts of cash and have generated net losses of $534,034, $957,408, $420,988 and $2,179,482, respectively, and accumulated a deficit of $4,205,074 at December 31, 1999. The Company believes that it will require additional cash infusions to meet the Company's projected working capital and other cash requirements in its current fiscal year ending March 31, 2000 and in its next fiscal year.

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

The Company performed a process to assure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. The process involved four phases all of which have been completed:

Phase I - Inventory and Data Collection. This phase involved an identification of all items that are date dependent.

Phase II - Compliance Requests. This phase involved requests to system vendors for verification that the systems identified in Phase I are Year 2000 compliant. The Company identified and replaced critical systems that could not be updated or certified compliant. The Company's principal compliance issue focused on existing business and accounting systems. New business and accounting systems have been implemented which are vendor-certified Year 2000 compliant. In addition, the Company has determined that substantially all of its personal computers and PC applications are compliant.

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

Risks Relating to Small Company Stocks

On January 12, 2000, the Company's securities were delisted from the Nasdaq Small Cap Market. Trading in the Company's Common Stock is now conducted in the over-the-counter market. Accordingly, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

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

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds

(c) Micro-Integration made the following unregistered sales of the Company's Common Stock during the quarter ended December 31, 1999:

Transaction   Number of Shares    Name of Underwriter Consideration   Persons or Class of Persons to
   Date        of Common Stock    or Placement Agent    Received      Whom the Securities Were Sold
------------  -----------------   ------------------- -------------   ------------------------------
 11/01/99          100,000             None              (1)          Robert Schmehl
                    12,500                                            Thomas Visgarda

Pursuant to the Purchase Agreement by and among Micro-Integration Corp., Meade Technology Corporation and Robert Schmehl dated October 14, 1999,
Micro-Integration Corp. acquired all of the outstanding stock of Meade Technology Corporation in exchange for 112,500 shares of the Company's Common Stock and accounted for such acquisition using the purchase method of accounting.

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